Form 10-K
period 1998-01-03
GLENOIT CORP; GLENOIT ASSET CORP
filed 1998-03-05
CIK 1047368, 1051260

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

_X _ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
     ACT OF 1934 FOR THE FISCAL YEAR ENDING JANUARY 3, 1998

                                       OR

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               Commission file numbers 333-42411 and 333-42411-01

                               Glenoit Corporation
             (Exact name of registrant as specified in its charter)

Delaware                                                           13-3862561
(State or other jurisdiction of                                 (I.R.S. Employer
incorporation or organization)                            Identification Number)

                            Glenoit Asset Corporation
             (Exact name of registrant as specified in its charter)

Delaware                                                           51-0343206
(State or other jurisdiction of                                 (I.R.S. Employer
incorporation or organization)                            Identification Number)

                              111 West 40th Street
                            New York, New York 10018
                            Telephone: (212) 391-3915
   (Address, including zip code, and telephone number, including area code, of
                   Registrant's principal executive offices)

        Securities registered pursuant to Section 12(b) of the Act: NONE

        Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes |_|  No |X|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regular S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

None  of  the  voting  securities  of  Glenoit   Corporation  or  Glenoit  Asset
Corporation is held by non-affiliates.

As of January 3, 1998, there were 1,000 shares of Glenoit Corporation common stock outstanding.

                    DOCUMENTS INCORPORATED BY REFERENCE: NONE

GLENOIT CORPORATION AND GLENOIT ASSET CORPORATION


FORM 10-K Annual Report Index


Item 1.  Business, page 1.

Item 2.  Properties, page 8.

Item 3.  Legal Proceedings, page 8.

Item 4.  Submission of Matters to a Vote of Security Holders, page 8.

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters, page 9.

Item 6.  Selected Financial Data, page 10.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, page 12.

Item 8.  Financial Statements and Supplementary Data, page 14.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure, page 14.

Item 10.  Directors and Executive Officers of the Registrant, page 15.

Item 11. Executive Compensation, page 16.

Item 12. Security Ownership of Certain Beneficial Owners and Management, page 19.

Item 13. Certain Relationships and Related Transactions, page 20.

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K, page 22.

                                     PART I

ITEM 1: BUSINESS

General

     Glenoit, founded in 1954, is a domestic manufacturer and marketer of specialty fabrics known as "sliver-knit" pile fabrics and a domestic manufacturer of printed rugs for the home. Through its Fabric Division, the Company produces an extensive line of sliver (pronounced "sly-ver") knit pile fabrics, principally made from acrylic, which are used in the manufacture of performance-oriented outerwear, sportswear, coats, accessories, home textiles, automotive interiors, military uniforms, toys and a variety of other end-use products. The Company principally manufactures fabrics on a made-to-order basis and currently has over 1,100 customers. Sliver-knit pile fabrics are produced through a specialized process in which fabric is manufactured directly from loose fibers, in contrast to the more traditional knitting process in which fibers are first spun into yarn and then knit into fabric. Through its Consumer Products Division, the Company manufactures a wide variety of printed kitchen rugs, welcome mats, bath rugs and children's area rugs sold primarily through national discount retailers. The Company also manufactures rugs designed specifically for use in the kitchen. The Fabric Division and Consumer Products Division accounted for approximately 73% and 27%, respectively, of the Company's net sales of $146.9 million in fiscal 1997.

     The Company has experienced rapid growth in sales, operating income and earnings before interest, taxes, depreciation and amortization ("EBITDA") over the past five years. In connection with this growth, the Company has incurred significant debt. As of January 3, 1998, the Company had outstanding indebtedness of $102.8 million (excluding trade payables, accrued liabilities, and unused commitments under its credit facilities). From fiscal 1993 to fiscal 1997, the Company's net sales have grown from $62.5 million to $146.9 million, representing a compound annual growth rate ("CAGR") of 23.8%, operating income has grown from $5.8 million to $25.9 million representing a CAGR of 45.4% and EBITDA has grown from $7.1 million to $29.1 million, representing a CAGR of 42.3%. This growth has principally occurred in the Fabric Division and is attributable to the Company's development and introduction of branded, performance-oriented sliver-knit fabrics. These fabrics were developed to target the increasing consumer preference towards more casual and comfortable dress and a growing emphasis on outdoor activities and styling related to outdoor activities. Beginning with Glenaura(TM) in 1993, the Company has introduced a series of branded, performance-oriented fabrics which have transformed the Company's Fabric Division from a traditional deep-pile fabric manufacturer dependent upon the coat market into a diversified fabric producer serving a broader range of faster growing end-use markets. Today, the Company's performance-oriented fabrics are principally manufactured from acrylic micro-fiber and are marketed under the brand names Berber by Glenoit(TM), Glenaura(TM), Zendura(TM) and GlenPile(TM).

     The Company believes that its performance-oriented sliver-knit fabrics offer apparel manufacturers greater design flexibility and superior performance characteristics in comparison with competing fleece fabrics. These qualities include the enhanced design and color capability of "Jacquard" knitting (which allows the fabrics to have intricate and colorful designs knitted into the fabric rather than printed onto the surface), added versatility in texture and feel and greater warmth-to-weight ratios and the ability to promote the evaporation of perspiration, thereby providing greater warmth to the wearer. These performance-oriented fabrics have been introduced by the Company's customers into sportswear lines marketed under brand names such as Liz Claiborne, Jones New York, Ralph Lauren and Anne Klein; outerwear lines marketed under brand names such as L.L. Bean, Lands' End, Columbia, Woolrich and Bogner; and private label programs for retailers such as Saks Fifth Avenue, Nordstrom, Lord & Taylor, Banana Republic, Victoria's Secret and The Gap.

     In addition to performance-oriented sliver-knit fabrics, the Company is a manufacturer and marketer of faux furs in the United States. Faux fur synthetically replicates animal fur such as mink, beaver and leopard and is typically used in women's and children's coats. The Company also manufactures fabrics used to cover audio speakers in certain models of General Motors cars, fireproof fabric marketed under the Glentec(TM) name used by the United States Navy, and a wide variety of other fabrics used in the manufacture of toys, golf club head covers, powder puffs, case linings and other end-use products.

     The Company believes that it is currently the principal domestic manufacturer of sliver-knit fabrics made from micro-fiber (which is defined as fiber having a diameter of less than one denier). The Company's ability to produce these fabrics is a result of its (i) manufacturing expertise in the sliver-knitting process which is more complex and difficult to utilize than traditional knitting, (ii) state-of-the-art sliver-knitting equipment with proprietary manufacturing enhancements, (iii) experienced sliver-knitting workforce and (iv) exclusive supply agreement for Microsupreme(R) acrylic micro-fiber with Sterling Fibers, Inc. Over the last six years, the Company has replaced or substantially upgraded all of its knitting equipment. In addition, in September 1995 the Company acquired a 140,000 square-foot sliver-knitting manufacturing facility through its acquisition of the Borg Textile Corporation (the "Borg Acquisition") which the Company successfully upgraded and converted to produce higher-margin micro-fiber fabrics. In addition, effective August 30, 1997, the Company, through its wholly-owned subsidiary, Glenoit Corporation of Canada, acquired certain assets and liabilities of Collins & Aikman's Canada, Inc.

     The Consumer Products Division manufactures a wide variety of printed kitchen rugs, welcome mats, bath rugs and children's area rugs which are sold to national discount retailers including Wal-Mart, Kmart and Target, which typically sell such rugs at retail prices ranging from $3.99 to $9.99. The Company's kitchen rugs are manufactured under an exclusive licensing agreement with Barth and Dreyfuss of California, Inc. ("B&D"), a major manufacturer of kitchen textiles such as towels and potholders. Under the licensing agreement, the Company has the exclusive right to use B&D's designs on the Company's kitchen rugs, which are marketed jointly with B&D's kitchen textile products.

     The Company believes that its vertically integrated, state-of-the-art manufacturing and design operations provide the Consumer Products Division with efficient design capabilities, a low-cost, high-quality product line, and the ability to manufacture and ship large orders in a short time period. The Company's technology allows it to take a customer's design and produce numerous rug samples in as little as two hours, without incurring the expense and the one month time delay associated with full scale production. The Company's heat transfer and screen printing capabilities allow it to produce printed rugs that have an appearance similar to that of woven rugs but cost significantly less to produce. The Company has the ability to produce over 500,000 rugs per week and generally ships rugs within five business days after receiving an order.

Business Strategy

     Principal elements of the Company's strategy are:

     Capitalize on Trend Towards Performance Outerwear and Sportswear. In each of the last four years, the Company has successfully introduced new performance-oriented fabrics designed to target the consumer trend toward more casual and comfortable dress and the greater emphasis on physical fitness and the outdoors. With its current line of performance-oriented fabrics, the Company believes that it is well positioned to continue to capitalize on this trend and will seek to continue to penetrate additional outerwear and sportswear lines. Furthermore, the Company plans to capitalize on the demand for performance-oriented fabrics in international markets such as Japan and Europe through its distribution agreements with third party sales organizations in these regions.

     Build Brand Awareness. The Company has been building brand awareness for its performance-oriented fabrics by promoting Glenoit's brand names through garment hang-tags, a print advertising campaign undertaken jointly with its supplier of acrylic micro-fiber and designers' advertisements and retailers' catalogs which mention the Company's fabric by name.

     Increase Penetration of Home Textile Market with Innovative New Products. The Company plans to continue to develop innovative fabric products for the home textile market, a relatively small but fast growing segment of the Fabric Division. The Company believes that its micro-fiber fabrics are well suited for use in products for the home textile market, and the Company recently began selling its micro-fiber fabrics for use in throws, covered pillows and comforters.

     Leverage Existing Distribution Channels. The Company seeks to utilize its strong distribution relationships with large national discount retailers such as Wal-Mart, Kmart and Target to expand distribution of consumer products. Today, the Company primarily sells kitchen rugs through this distribution channel; however, the Company is planning to expand its distribution of welcome mats through this channel. In addition, the Company seeks to expand distribution of its rugs through other channels such as hardware and specialty retail stores.

     Make Selective Acquisitions. The Company intends to pursue selective strategic acquisitions in order to increase fabric manufacturing capacity and broaden fabric and consumer product offerings. The Company believes that the Borg Acquisition demonstrates its ability to re-train personnel and upgrade an existing manufacturing operation to produce higher margin micro-fiber products.

Products

     Fabric Division

     The Fabric Division manufactures a diverse line of sliver-knit pile fabrics used in the manufacture of performance-oriented outerwear, sportswear, coats, accessories, home textiles, automotive interiors, military clothing and other products. The Fabric Division's largest and fastest growing segment is a line of performance-oriented micro-fiber fabrics which are principally made from Microsupreme(R) micro-fiber produced by Sterling Fibers, Inc. In 1993, the Company introduced the first of its performance-oriented fabrics, Glenaura(TM), and has since introduced Berber by Glenoit(TM) (1994), Zendura(TM) (1995) and GlenPile(TM) (1996). These fabrics are primarily used in the manufacture of outerwear, sportswear, and accessories, including coats, pullovers, heavy shirts, hats, gloves, scarves, robes and slippers, and are sold to manufacturers of sportswear marketed under brand names such as Liz Claiborne, Jones New York, Ralph Lauren and Anne Klein; manufacturers of outerwear marketed under brand names such as L.L. Bean, Lands' End, Columbia, Woolrich and Bogner; and private label programs for retailers such as Saks Fifth Avenue, Nordstrom, Lord & Taylor, Banana Republic, Victoria's Secret and The Gap. In addition, the Company sells micro-fiber fabrics in the home textile market for use in throws, covered pillows and comforters manufactured and marketed by Revman Industries Inc. under the brand name Indoor Outfitters(TM).

     The Fabric Division's second largest product category is faux fur which is composed of fabrics with a heavier, deeper pile than performance-oriented fabrics and is used in women's and children's coats and linings, which was the Fabric Division's principal business prior to 1993. Faux fur is typically used to replicate traditional animal fur such as mink, beaver, seal and leopard. The Company believes that it is the leading domestic supplier of faux fur and sells its fabrics to manufacturers of garments that are sold through retailers such as Saks Fifth Avenue, Bloomingdale's, Nordstrom, Neiman Marcus, Kmart and JC Penney.

     In the automotive market, the Company's fabrics, which allow for greater sound penetration than other knit or woven fabrics, are used to cover audio speakers in the interiors of automobiles produced by the Cadillac, Buick and Oldsmobile divisions of General Motors Corporation. The Company also sells fabric to the U.S. Government, including a fireproof fabric marketed under the brand name Glentec(TM), which is used by the United States Navy. In addition, the Company's fabrics are used in the manufacture of toys, golf club head covers, powder puffs, linings for golf bags and musical instrument cases and other end-use products.

     Consumer Products Division

     The Consumer Products Division produces a wide variety of printed kitchen rugs, welcome mats, bath rugs and children's area rugs which are typically two-feet by three-feet in size. The Consumer Product Division's largest product category is kitchen rugs, which accounted for a substantial majority of its fiscal 1997 net sales. The Company's kitchen rugs are manufactured under an exclusive license agreement with B&D. Under this agreement, the Company has the exclusive right to use B&D copyrighted designs to produce kitchen rugs that are coordinated with B&D's towels, pot holders and other kitchen textiles. These products are marketed jointly to retailers as a coordinated package. In the children's area rug category, the Company produces rugs decorated with licensed cartoon characters for Couristan, Inc., a major manufacturer and distributor of area rugs. The Company's rugs have various surface textures and are made primarily from polyester. The Company also produces cotton and polypropylene rugs. The Consumer Products Division sells its rugs directly to national discount retailers such as Wal-Mart, Kmart and Target, which typically sell such rugs at retail prices ranging from $3.99 to $9.99.

Sales and Marketing

     Fabric Division

     The Fabric Division's marketing efforts are handled by an in-house sales force supported by a customer service department. The Fabric Division supplements its sales coverage with several experienced commissioned, outside sales organizations specializing in certain markets. The Fabric Division maintains a showroom at the Company's headquarters in New York. The Fabric Division has its own design and research and development departments that develop exclusive designs for the Company and certain of the Company's customers. No single customer accounted for more than 10% of the Fabric Division's net sales in fiscal 1997, reflecting the diversity of its customer base.

     The Fabric Division principally manufactures fabrics on a made-to-order basis, thereby minimizing its inventory. The Company's performance-oriented fabrics are marketed principally under the brand names Berber by Glenoit(TM), Glenaura(TM), Zendura(TM) and GlenPile(TM), and are being increasingly promoted through garment hang-tags and through a print advertising campaign undertaken jointly with the Company's supplier of Microsupreme micro-fiber. As a result of growing consumer recognition of the Company's branded fabrics, designers and retailers are increasingly using the Company's brand names in their advertising and catalogs.

     Consumer Products Division

     The B&D sales force, supervised by the Consumer Products Division's marketing management, acts as representative agents for substantially all of the Consumer Products Division's products. In return, the Company pays B&D a variable royalty on the sale of all rugs printed with B&D designs and also contributes to the compensation of the B&D sales force. The Consumer Products Division's marketing management maintains active relationships with key customers, and marketing calls to these customers are made jointly by the Company and B&D employees. The Consumer Products Division markets its products primarily to national discount retailers such as Wal-Mart, Kmart and Target, which collectively accounted for approximately 57% of the Consumer Products Division's net sales in fiscal 1997. The Consumer Products Division has recently entered into strategic marketing relationships in order to increase distribution of the Company's rugs through hardware stores and specialty retail gift shops.

     In order to support its sales force and respond promptly to the delivery requirements of its customers, the Consumer Products Division utilizes Electronic Data Interchange ("EDI") with most of its principal customers. EDI minimizes the lead time for customer orders, permits a more efficient, targeted manufacturing schedule, and improves communication, planning and processing times at each stage of the production cycle. EDI, combined with the Company's manufacturing capabilities, allows the customer to place an order on Monday and in most cases have the products shipped by Friday. This rapid order turn-around has resulted in an expanded relationship with Wal-Mart, Kmart, Target and other major customers.

Manufacturing Facilities and Operations

     The Company operates two manufacturing facilities located in Tarboro, North Carolina, one manufacturing facility located in Jacksboro, Tennessee, and one manufacturing facility located in Elmira, Ontario, Canada. The North Carolina and Canadian facilities are owned by the Company. The Tennessee facility is leased with an expiration date in September 2005, and an annual rental cost of approximately $340,000. The Company also maintains a 10,000-square-foot administrative office and sales showroom at 111 West 40th Street in New York City's garment district, providing easy access to the Company's major customers. The lease on the New York office expires on July 31, 2005, and has an annual rental cost of approximately $296,000. The Company is currently in the process of increasing its capacity in the Fabric Division through a plant expansion and installation of new manufacturing equipment at its three fabric facilities. In the opinion of management, with the completion of this expansion, the Company's manufacturing capacity is sufficient to meet the Company's requirement for the foreseeable future. The following table sets forth certain information relating to the Company's facilities:

                                      Approximate
         Location                     Square Feet     Use
         --------                     -----------     ---
Tarboro, North Carolina
     Plant #1 .....................     427,000    Fabric Division
     Plant #2 .....................     281,000    Consumer Products Division
Jacksboro, Tennessee ..............     140,000    Fabric Division
Elmira, Ontario ...................     135,000    Fabric Division
New York, New York ................      10,000    Headquarters and Showroom


     Fabric Division

     The Company is a vertically integrated manufacturer involved in all aspects of the sliver-knitting process including dyeing, carding, knitting and finishing. Sliver-knit fabrics are produced using a process in which the fabric is knit directly from loose fibers, in contrast with the more traditional knitting process in which fibers are first spun into yarn before being knit into fabric. In the sliver-knitting process, pile is constructed by attaching loose fibers to a lightweight knit backing. Tufts of fibers are caught in the tight loops of the knit, allowing their loose ends to stand free from the backing to form the pile. Because the fibers are added individually, various colors and types of fiber can be mixed. This allows for versatility in fabric texture, appearance and technical features. In addition, the Company's computer controlled sliver-knitting machines have the capability of creating intricate "Jacquard" patterns by mixing various fibers and colors. The Company's equipment also performs a number of finishing processes that create different surface textures from sheared and velvet-like to curled "sherpa" to "hi-low" patterns with a subtle embossed look. With the Company's state-of-the-art equipment and experienced research and production personnel, the Company manufactures a wide variety of fabrics that can be used in a range of end-use products.

     The sliver-knitting process begins with loose fibers that have been selected for the aesthetic and technical qualities they will lend to the finished fabric. Most of the fibers used by the Company are pre-dyed by the supplier and then mixed to create the required shade. The loose fibers are blown together in air chambers mixing their color and fiber type. The mixed fibers are subsequently sent through a series of carding machines that aligns them in the same direction, producing a soft rope called "roving" or "sliver." The sliver is fed into the sliver-knitting machine where portions of the fibers are blown by small air jets into the high speed needles. As the needles knit the lightweight but strong knit backing, the fibers are caught securely into each of the loops. The high-speed, computerized needles can be programmed to knit a large variety of patterns using multiple slivers simultaneously. After knitting, the pile fabric is sent to the finishing area and sheared to the desired height. The fabric is subsequently placed through a series of technical finishing processes developed by the Company to control the weight, thickness and surface texture of the final fabric.

     Since 1991, under a new management team, the Company has replaced or upgraded substantially all of its knitting machines, including those from the Jacksboro facility acquired in the Borg Acquisition. In addition, the Company has replaced or upgraded its blending and carding machines and made modifications to its dyeing and finishing equipment.

     Consumer Products Division

     The Consumer Products Division's rug manufacturing operations are vertically integrated. The rug manufacturing process begins with fabric formation (although the Company purchases certain pre-formed fabrics on the open market). The fabric is then coated with a durable textured backing. Next, the fabric is printed with a design and cut into individual rugs. After cutting, the rugs are "serged" and inspected for quality. The customer's unique price tag and bar code are attached, and the rugs are packaged for shipment.

     The Company's technology allows it to take a customer's design and produce numerous rug samples in as little as two hours without incurring the expense and one month delay associated with full scale production. Accordingly, the Company commences full production only after it has received confirmed orders from its customers. The Company has the ability to produce over 500,000 rugs per week and generally ships rugs within five business days after receiving an order. The Company believes that its production capabilities are an important competitive advantage.

     The Company uses a high-speed, continuous heat transfer printing process that results in deep and permanent colors which will withstand machine washing and drying. In addition, heat transfer printed rugs have an appearance similar to that of rugs woven from dyed yarn, yet can be produced at a substantially lower cost than woven rugs. In 1995, the Company added screen printing to its manufacturing capabilities to enable the printing of designs on cotton and polypropylene rugs as well as to facilitate shorter production runs.

Licenses and Trademarks

     The Company's principal trademarks are Glenoit(TM), Berber by Glenoit(TM), Glenaura(TM), Zendura(TM), GlenPile(TM) and Glentec(TM).

     Under an agreement with B&D, the Company has the exclusive right to use B&D copyrighted designs on its printed kitchen rugs in all countries worldwide except Canada. Under the licensing agreement, the Company is required to pay B&D a variable royalty (subject to a $250,000 annual minimum) on all products utilizing B&D designs. This agreement terminates in November 1998 and may be extended indefinitely at the Company's option in successive one-year periods by giving written notice to B&D at least 90 days before the expiration of each term. Under this agreement, the Company is required to maintain a high level of quality and style and to comply with certain reporting obligations. B&D can terminate the agreement in the event of a material default by the Company (including a failure to pay the $250,000 minimum annual royalty).

Raw Materials and Suppliers

     The Company's principal raw materials are acrylic and polyester, which the Company purchases from several large chemical companies. The Company's largest supplier is Sterling Fibers, Inc., which is the exclusive supplier of acrylic micro-fiber used in the Company's fabrics. The Company seeks to purchase sufficient amounts of acrylic and polyester to cover existing order commitments. The Company does not speculate on the price of raw materials. Although the Company has always been able to obtain sufficient supplies of raw materials, any shortage or interruption in the supply, variations in the quality or fluctuations in the cost of raw materials could have a material adverse effect on the Company's business, financial condition or results of operations.

     The Company has entered into a supply agreement dated February 1, 1997 by and between the Company and Sterling Fibers, Inc. (the "Sterling Agreement"), pursuant to which the Company has the exclusive right to purchase from Sterling (and the Company has agreed not to purchase from any other supplier) colored micro-fiber for the purpose of manufacturing pile knits (other than pile knits based on stretchable yarns such as spandex) in the United States, Mexico and Canada, subject to the terms and conditions of the Sterling Agreement. Under the Sterling Agreement, the Company has agreed to purchase from Sterling certain minimum quantities of Sterling's Microsupreme(R) micro-fiber, and Sterling and the Company have agreed to promote and advertise micro-fiber and micro-fiber products. The Sterling Agreement has an initial term expiring on February 1, 2000, but will be automatically extended for successive one-year periods unless either party gives written notice to other party at least one year before the expiration of the current term. Either party may terminate the Sterling Agreement in the event of a default by the other party which is not cured within 30 days after notice.

Competition

     The textile industry is highly competitive, with no one company dominating the industry. The Company's competitors range from large vertically integrated textile companies producing a variety of goods to numerous smaller companies which direct their efforts at particular niches in the textile markets. Each of these competitors seeks to set or anticipate fashion trends and respond quickly to changes in styles with new products. The primary competitive factors in the textile industry are price, product styling and differentiation, quality, manufacturing flexibility, delivery time and customer service. In addition, imports of foreign-made textile and apparel products are a significant source of competition for many domestic textile manufacturers. The Company believes that its manufacturing presence in the United States and its emphasis on shortening production and lead times allows the Company to respond more quickly than foreign producers to changing fashion trends and to its domestic customers' requirement that suppliers meet tight production schedules and provide rapid delivery. The Company's continued success, however, will be affected by the ability of certain of the Company's customers to remain competitive, which may be affected by the level of imports. The Company's continued success will also depend upon the Company's ability to maintain its manufacturing flexibility and capacity and, most importantly, its ability to continue to produce innovative, quality products to satisfy specific customer needs.

     The Fabric Division competes directly with several smaller manufacturers of sliver-knit pile fabrics, including Monterey Mills, Inc., Tex-Tenn Corporation, Draper Knitting Company, Inc. and Roller Fabrics Inc. The Company also competes with manufacturers of competing non-sliver-knit natural and synthetic fabrics such as high-end fleece. Such manufacturers include Malden Mills Distributors Corp., Dyersberg Corporation and Menra Mills Corporation.

     The Consumer Products Division competes with various manufacturers of rugs for the home, including foreign rug producers. The Consumer Products Division's principal competitors are Bacova Guild Ltd., a subsidiary of Burlington Industries, Inc., and American Rug Craftsmen, Inc., a subsidiary of Mohawk Industries, Inc.

Employees

     The Company benefits from an experienced work force with which it maintains good working relationships. As of January 3, 1998, the Company employed 1,288 employees, of whom 1,103 were hourly and 185 were salaried.

     Of the Company's hourly employees, approximately 385 are represented by the Union of Needletrades, Industrial Textile Employees and are located in Jacksboro, Tennessee and Elmira, Ontario. The Tennessee agreement with this union expires on February 21, 1999. The Canadian agreement expires December 25, 1999. The Company's other facilities are non-unionized.

Backlog

     The Fabric Division's order backlog was approximately $ 10.6 million at January 3, 1998 as compared to approximately $10.8 million at January 4, 1997. Substantially all of the orders outstanding at January 3, 1998 are expected to be filled within three months of that date. Orders on hand are not necessarily indicative of total future sales.

     No significant order backlog exists for the Consumer Products Division as most customers order on a weekly basis.

Environmental, Safety and Health Regulation

     The Company is subject to increasingly stringent federal, state and local laws and regulations governing, among other things, the management of hazardous substances, discharges to air and water, and occupational health and safety. Such laws include the Federal Water Pollution Control Act, the Clean Air Act and the Resource Conservation and Recovery Act. The Company's operations, particularly its dyeing and finishing processes, result in the discharge of substantial quantities of wastewater and hazardous air emissions. Operating permits establishing discharge and emission limits for these processes are subject to revocation, modification or renewal, and violations of such permits may result in substantial fines and/or civil or criminal sanctions.

     The Company may be subject to the requirements of the 1990 Amendments to the Federal Clean Air Act, including those relating to emissions of hazardous air pollutants. The Company believes that it will be able to achieve compliance with such requirements at a cost which will not be material. However, the Company cannot currently estimate with certainty the impact of future emissions limitations or enforcement practices upon its operations.

     The Company's operations also are governed by certain requirements under the Occupational Safety and Health Act relating to workplace safety and worker health which, among other things, establish permissible exposure limits for cotton dust, formaldehyde, asbestos and noise. In addition, the Company may be liable under environmental laws, particularly the Federal Comprehensive Environmental Response, Compensation and Liability Act, for the cleanup of contamination that occurs on or from the Company's properties, including contamination that occurred prior to the Company's ownership or operation of the properties, or for cleanup of contamination on any off-site location to which the Company shipped hazardous substances for disposal.

     The Company believes that it is in compliance in all material respects with all applicable environmental, health and safety requirements. However, there can be no assurance that the costs or liabilities related to such requirements that may be imposed in the future will not result in a material adverse effect on the Company's business, financial condition and results of operations.

Legal Proceedings

     The Company is a party to various litigation matters incidental to the conduct of its business. The Company does not believe that the outcome of any of the matters in which it is currently involved will have a material adverse effect on the Company's business, financial condition or results of operations.

     The Company's and its parent's, Glenoit Universal, Ltd. ("Holdings") federal income tax returns for January 1, 1994 and December 31, 1994, have been examined by the Internal Revenue Service ("IRS"). The IRS has assessed taxes, penalties and interest of approximately $3.0 million relating to the deductibility of certain expenses claimed as deductions by the Company. The Company is currently in the process of responding to the IRS. In the opinion of management, adequate provision has been made in the accompanying financial statements for its income tax obligations; however, should the Company be responsible for all taxes, penalties and interest assessed by the IRS, the Company would be required to pay an additional amount of approximately $1.6 million over amounts currently accrued. The Company believes that the proposed adjustments by the IRS are inappropriate and intends to vigorously contest these assessments.

     The Company's state income tax returns for the years ended January 1, 1994 and December 31, 1994, have been examined by the New York Department of Finance, which in April 1997, assessed taxes and interest in the amount of approximately $130,000. The Company is currently in the process of responding to the New York Department of Finance, as it believes that the proposed adjustments made by the New York Department of Finance are inappropriate and intends to vigorously contest these assessments.

     Pursuant to the completion of a series of transactions in order to consummate a leverage recapitalization ("the Recapitalization"), the Seller has agreed to indemnify Holdings against any tax liability of Holdings, the Company or its subsidiaries incurred prior to the Recapitalization. The term of such indemnity extends to the applicable statute of limitations for assessing any such tax. Any claims under the tax indemnity are required to be reduced by any tax benefit received by Holdings, the Company or its subsidiaries that arise in connection with the event giving rise to the indemnity claim and may be satisfied only by offset against the amounts owed by Holdings to the Seller under the terms of the Seller Notes.

ITEM 2: PROPERTIES

     For information concerning the principal physical properties of the Company and subsidiaries, see "Item 1: BUSINESS - - Manufacturing Facilities and Operations".

ITEM 3: LEGAL PROCEEDINGS

     For information concerning any material pending legal proceedings the Company or its subsidiaries are party to, see "Item 1: BUSINESS - - Legal Proceedings".

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

                                     PART II

ITEM 5: MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MEETINGS

     Glenoit Corporation is a privately held company with no established public trading market for its equity securities. The equity securities are held by Glenoit Universal, Ltd. ("Holdings"). Glenoit Asset Corporation is a wholly owned subsidiary of Glenoit Corporation.

     Glenoit Corporation will be permitted (but will not be obligated) to make certain payments to Holdings, including payments (i) in respect of principle and interest of debt obligations of Holdings, (ii) to cover certain administrative and operating expenses of Holdings and (iii) to cover certain tax liabilities allocable to the Company, subject in each case to certain conditions and restrictive covenants in the agreements governing the Company's credit facility and 11% Senior Subordinated Notes.

     During fiscal 1997, the Company distributed $7.3 million to Holdings. No such distributions were made during fiscal 1996.

ITEM 6: SELECTED FINANCIAL DATA


     Set forth below are selected historical consolidated financial data of the Company for the periods indicated. The historical consolidated financial data of the Company prior to December 13, 1995 reflect the historical results of Glenoit Mills, Inc. and subsidiary ("Mills"). The selected historical financial data of the Company as of and for the years ended December 30, 1995, January 4, 1997 and January 3, 1998 has been derived from the Consolidated Financial Statements of the Company included elsewhere herein. The selected historical financial data of the Company as of and for the years ended January 1, 1994 and December 31, 1994 has been derived from the Consolidated Financial Statements of the Company not included herein. The selected consolidated financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements of the Company and related notes thereto included elsewhere in this Annual Report.

                                                                              Fiscal Year
                                                                              -----------
                                                       1993              1994          1995               1996          1997
                                                     ---------         ---------      ---------         ---------      ---------
                                                                                (dollars in thousands)
Statement of Income Data:
Net sales ......................................       $62,527           $72,469        $93,840          $121,751       $146,921
Cost of sales ..................................        43,035            49,594         67,249            86,525         98,061
                                                     ---------         ---------      ---------         ---------      ---------
Gross profit ...................................        19,492            22,875         26,591            35,226         48,860
Operating expenses .............................        13,691(a)         12,550         16,235            18,045         22,933
                                                     ---------         ---------      ---------         ---------      ---------
Income from operations .........................         5,801            10,325         10,356            17,181         25,927
Interest expense, net ..........................           973             2,208          3,745             9,125         10,938
Other expense (income) .........................          (171)               83            166               589            733
Income tax expense .............................         2,050             2,850          3,083             3,354          5,390
                                                     ---------         ---------      ---------         ---------      ---------
Income before extraordinary loss ...............         2,949             5,184          3,362             4,113          8,866
Extraordinary loss, net of tax benefit .........            --                --          2,407(b)             --          2,857(c)
                                                     ---------         ---------      ---------         ---------      ---------
Net income .....................................        $2,949            $5,184           $955            $4,113         $6,009
                                                     =========         =========      =========         =========      =========
Other Data:
Depreciation and amortization ..................        $1,124            $1,491         $1,946            $3,097         $3,863
Capital expenditures ...........................           838             1,394          5,239             1,679         19,606
Cash flows from operating activities ...........         7,013               142            181             6,429         23,706
Cash flows used in investing activities ........          (838)           (1,201)       (13,076)           (1,388)       (27,763)
Cash flows from financing activities ...........        (6,259)            1,247         13,533            (6,014)         5,080
EBITDA(d) ......................................         7,096            11,733         12,136            19,689         29,056
Adjusted EBITDA(e) .............................        10,532            11,733         12,136            20,990         29,056


Balance Sheet Data:
Cash and cash equivalents ......................          $196              $384         $1,023               $49         $1,072
Working capital(f) .............................         2,844             5,925         17,735            13,340         15,148
Total assets ...................................        14,860            21,317         50,946            49,497         75,230
Total liabilities(g) ...........................         5,906            27,547         97,857            92,295        119,396
Stockholder's equity (deficit) .................         8,954            (6,231)       (46,911)          (42,798)       (44,166)


(a) Included in "Operating expense" during fiscal 1993 is a one time charge of $3,436,000 relating to the charge-off of a product supply agreement with a related party and an investment in a related party.

(b) During fiscal 1995, the Company recognized an extraordinary loss, net of income tax benefit of $1,240,000, as a result of the early retirement of the Company's debt obligations. See Notes 4 and 6 to the Consolidated Financial Statements.

(c) During April 1997, the Company recognized an extraordinary loss, net of income tax benefit of $1,527,000, as a result of the refinancing of the Company's debt in connection with the Initial Offering. See Note 6 to the Consolidated Financial Statements.

(d) EBITDA represents income before extraordinary loss plus income tax expense, interest expense (net), depreciation and amortization. The Company believes that EBITDA provides useful information regarding the Company's ability to service its debt; however, EBITDA does not represent cash flow from operations, as defined by generally accepted accounting principles and should not be considered as a substitute for net income as an indicator of the Company's operating performance or cash flow as a measure of liquidity. The definition of EBITDA presented herein differs from the definition of EBITDA in the Indenture. EBITDA has not been adjusted to reflect certain costs and expenses payable to related parties prior to fiscal 1996, which were substantially reduced as a result of the Recapitalization. See "Management's Discussion and Analysis of Financial Condition and Results of Operations".

(e) Adjusted EBITDA represents EBITDA (See Note (d) above), plus (i) for fiscal 1993, a one time charge of $3,436,000 relating to the charge-off of a product supply agreement with a related party and an investment in a related party (See Note

     (a) above) and (ii) for fiscal 1996, (A) moving expenses of approximately $320,000 incurred to relocate the Company's Consumers Product Division and
     (B) fees of approximately $980,000 for a consulting project related to process improvement and cash flow management. Adjusted EBITDA is presented because the Company believes that it provides useful information regarding the Company's ability to incur and service debt; however, Adjusted EBITDA does not represent cash flow from operations as defined by generally accepted accounting principles and should not be considered as a substitute for net income as an indicator of the Company's operating performance or cash flow as a measure of liquidity.

(f) Working capital represents consolidated current assets less consolidated current liabilities.

(g) The Company's fiscal 1994 balance sheet includes indebtedness of Holdings which has been accounted for as indebtedness of the Company under the "push-down" method of accounting. This debt was paid off on December 13, 1995. The "push-down" method requires that debt of Holdings, which was guaranteed and collateralized by the assets of the Company, be treated for accounting purposes as debt of the Company. See Note 1 to the Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     The Company's net sales grew from $93.8 million in fiscal 1995 to $146.9 million in fiscal 1997 primarily as a result of rapidly growing demand for the Company's performance-oriented pile fabrics, which were first introduced in 1993. This demand has been driven by a growing emphasis on outdoor activities and styling related to outdoor activities. The Company has responded by developing a line of performance-oriented micro-fiber fabrics, which the Company believes offer superior performance characteristics in comparison to competing fleece fabrics. The Company has also invested heavily to upgrade its fabric manufacturing facilities and increase capacity. In September 1995, the Company increased manufacturing capacity by 140,000 square feet with the addition of the Jacksboro, Tennessee facility acquired in the Borg Acquisition, which the Company upgraded and converted to produce higher margin micro-fiber products. In addition, effective August 30, 1997 the Company, through its wholly-owned subsidiary, Glenoit Corporation of Canada ("GCC"), acquired certain assets and liabilities of Collins & Aikman Canada, Inc.

Results of Operations

     The following table sets forth selected results of operations expressed in millions of dollars and as a percentage of total net sales for fiscal years 1995, 1996 and 1997.

                                                           Fiscal Year
                                                           -----------
                                             1995               1996             1997
                                             -----             -----             ----
Net sales:
  Fabric Division ..................     $50.2    53.5%    $79.4    65.2%   $107.1    72.9%
  Consumer Products Division .......      43.6    46.5      42.3    34.8      39.8    27.1
                                         -----    ----     -----    ----    ------    ----
    Total net sales ................      93.8   100.0     121.7   100.0     146.9   100.0
Cost of sales ......................      67.2    71.7      86.5    71.1      98.1    66.8
                                         -----    ----     -----    ----    ------    ----
  Gross profit .....................      26.6    28.3      35.2    28.9      48.8    33.2
Operating expenses .................      16.2    17.3      18.0    14.8      22.9    15.6
                                         -----    ----     -----    ----    ------    ----
  Income from operations ...........      10.4    11.0      17.2    14.1      25.9    17.6
Interest expense, net ..............       3.7     4.0       9.1     7.5      10.9     7.4
Other expense ......................       0.2     0.1       0.6     0.5        .7     0.5
Income tax expense .................       3.1     3.3       3.4     2.7       5.4     3.7
                                         -----    ----     -----    ----    ------    ----
Income before extraordinary loss ...       3.4     3.6       4.1     3.4       8.9     6.0
Extraordinary loss .................       2.4     2.6        --      --       2.9     2.0
                                         -----    ----     -----    ----    ------    ----
    Net income .....................      $1.0     1.0%     $4.1     3.4%     $6.0     4.0%
                                         ====-    ====     ====-    ====    ======    ====

Fiscal 1997 compared to Fiscal 1996

     Net sales for fiscal 1997 increased to $146.9 million or 20.7% compared to $121.7 million for fiscal 1996. Fabric Division sales increased $27.7 million or 34.9% over prior year due to both increased unit volume in the Company's performance-oriented fabrics in sportswear and outerwear and an improved average selling price which reflects an improved sales mix over the prior year. Sales in the Fabric Division were also positively impacted by the acquisition made by GCC which generated sales of $4.2 million from the acquisition date through January 3, 1998. Fabric Division sales offset a decline in sales in the Consumer Products Division which occurred primarily in the second quarter as a result of a unit volume shortfall as well as a promotional mix in the third quarter which yielded lower selling prices.

     Gross profit for fiscal 1997 was $48.8 million or 33.2% of net sales compared with $35.2 million or 28.9% of net sales for the prior year. This increase of $13.6 million or 38.7% resulted from increased unit volume and higher average selling prices in the Fabric Division. The improved results in the Fabric Division were partially offset by the margin effect of a second quarter decline in sales volume and the third quarter promotional mix in the Consumer Products Division.

     Operating expenses for fiscal 1997 were $22.9 million or 15.6% of net sales compared to $18.0 million or 14.8% of net sales in the prior year. Dollar increases over the prior year were primarily in sales related categories such as commissions and credit collection expense as well as the acquisition by GCC which reported operating expenses of $.3 million. Accruals for pension, professional fees, and profit related compensation plans increased over the prior year.

     Operating income was $25.9 million for fiscal 1997 compared to $17.2 million in the prior year. This increase, resulting from the factors described above, represents an increase of $8.7 million or 50.9%.

     Interest expense in fiscal 1997 was $10.9 million compared to $9.1 million for the same period last year. Interest expense has increased due to higher levels of debt and a higher effective borrowing rate as a result of the issuance of the $100 million 11% Senior Subordinated Notes ("the Initial Offering").

     Net income for fiscal 1997 was $6.0 million (including the effect of an extraordinary loss on early extinguishment of debt of $2.9 million, net of an income tax benefit, related to the refinancing of the company's debt which took place at April 1, 1997) compared to $4.1 million for fiscal 1996.

Fiscal Year 1996 Compared to Fiscal Year 1995

     Net sales for fiscal 1996 were $121.7 million, an increase of $27.9 million or 29.7% over 1995. This sales growth resulted from increased sales in the Fabric Division which was partially offset by a small sales decline in the Consumer Products Division. Fabric Division sales increased by $29.2 million, or 58.2%, primarily driven by increased unit sales of the Company's performance-oriented fabrics in sportswear, outerwear, accessories and home textile products, as well as increased unit sales of faux fur fabrics for the women's and children's coat markets. In addition, the Fabric Division's average sales price increased as higher-priced performance fabrics became a larger portion of the sales mix. The addition of the Jacksboro facility for a full year provided the Company with the capacity for an additional $18.4 million of fabric sales over 1995. In the Consumer Products Division, unit volume remained stable but unit average sales prices declined slightly due to increased sales of promotional items by certain of the Company's major customers.

     Gross profit for fiscal 1996 was $35.2 million, an increase of $8.6 million or 32.5% over 1995. As a percent of net sales, gross profit was 28.9% compared with 28.3% in the prior year. The Company derived benefits from lower raw material prices and increased sales volume. Additionally, the Company's purchase of a facility in Tarboro, North Carolina (which was formerly leased from a related party) in connection with the Recapitalization resulted in net lease cost savings of approximately $0.4 million in fiscal 1996. These factors more than offset the costs of integrating the Jacksboro facility and moving the operations of the Consumer Products Division into a separate facility in Tarboro. The cost of this move was approximately $0.3 million.

     Operating expenses for fiscal 1996 were $18.0 million, an increase of $1.8 million or 11.1% over fiscal 1995. Operating expenses as a percent of net sales declined from 17.3% in fiscal 1995 to 14.8% in fiscal 1996. The dollar increase in operating expenses resulted from growth in sales-related expenses (primarily commissions), increased research and development expenditures in the Consumer Products Division, and costs of approximately $1.0 million for consulting services. Operating expenses declined as a percent of net sales primarily due to the reduction of certain costs following the Recapitalization. These costs primarily consisted of management fees and consulting fees to related parties and associated travel and other expenses of approximately $1.4 million in fiscal 1995 which were not incurred in fiscal 1996.

     Income from operations for fiscal 1996 was $17.2 million, an increase of $6.8 million over fiscal 1995. Income from operations as a percent of net sales was 14.1% in fiscal 1996 compared with 11.0% in fiscal 1995. The increase in operating income as a percent of net sales was attributable to the factors resulting in the increase in gross margin and the decrease in operating expenses as a percent of net sales discussed above.

     Net interest expense for fiscal 1996 was $9.1 million compared with $3.7 million in fiscal 1995. The increase of $5.4 million resulted from increased borrowing incurred in connection with the Recapitalization.

     Net income for fiscal 1996 was $4.1 million, an increase of $3.2 million over fiscal 1995. Net income in 1995 was reduced by an extraordinary loss of $2.4 million, net of taxes, related to early extinguishment of debt as a part of the Recapitalization.

Fiscal Year 1995 Compared to Fiscal Year 1994

     Net sales for fiscal 1995 were $93.8 million, an increase of $21.4 million or 29.5% over fiscal 1994. The majority of the increase came from the Fabric Division where sales increased by $17.9 million or 55.4%. Fabric sales grew primarily as a result of increased unit sales and average sales price for the Company's higher-priced performance-oriented fabrics. The addition of the Jacksboro facility for the last three months of the year provided the Company with the capacity for an additional $5.7 million of fabric sales. Sales in the Consumer Products Division increased by $3.4 million due to increased unit sales of both kitchen rugs and welcome mats with stable average unit prices.

     Gross profit for fiscal 1995 was $26.6 million, an increase of $3.7 million or 16.2% over the prior year. As a percent of net sales, gross profit in fiscal 1995 was 28.3% compared to 31.6% for fiscal 1994. The decrease in gross margin resulted from significant raw material price increases for polyester fiber and, to a lesser extent, acrylic fiber, which was partially offset by production efficiencies associated with increased sales.

     Operating expenses for fiscal 1995 were $16.2 million, an increase of $3.7 million or 29.4% over the prior year. As a percent of net sales, operating expenses were 17.3% in fiscal 1995 which was unchanged from fiscal 1994. The dollar increases in operating expenses resulted mainly from sales-related expenditures, primarily commissions.

     Income from operations for fiscal 1995 was $10.4 million, a slight increase over the prior year. As a percent of net sales, income from operations in fiscal 1995 was 11.0% compared to 14.3% in fiscal 1994. The decrease in operating income as a percent of net sales was attributable to the factors resulting in the decrease in gross margin discussed above.

     Interest expense for fiscal 1995 was $3.7 million compared to $2.2 million for fiscal 1994. The increase in interest expense was due primarily to additional borrowings in support of increased working capital requirements as a result of the higher level of sales, as well as significant capital expenditures to upgrade the Jacksboro facility acquired in the Borg Acquisition.

     Net income for fiscal 1995 was $1.0 million, a decrease of $4.2 million compared to fiscal 1994. Net income in fiscal 1995 was reduced by an extraordinary loss of $2.4 million, net of taxes, related to early extinguishment of debt as part of the Recapitalization.

Liquidity and Capital Resources

     The Company relies on internally generated cash flow from operations, supplemented by borrowings under its senior credit facility and vendor financing to meet its debt service requirements, capital expenditures and working capital needs. The Company is highly leveraged.

     On April 1, 1997, the Company issued $100 million of senior subordinated notes (the "Notes"). Concurrently with the Initial Offering, the Company entered into a $70 million senior credit facility ("the New Credit Facility") with a syndicate of lenders led by BNP, pursuant to which the Company obtained available credit (i) up to $45.0 million for working capital and general corporate purposes (the "Working Capital Commitment"), subject to a Borrowing Base, and (ii) up to $25.0 million for acquisitions (the "Acquisition Commitment"). The Company also prepaid all outstanding indebtedness under the Old Credit Facility. At January 3, 1998, there were borrowings of $2.0 million under the Working Capital Commitment and approximately $16.8 million available to borrow under the Working Capital Commitment and up to $25 million under the Acquisition Commitment. A more detailed description of the senior subordinated notes and the senior credit agreement may be found in the notes to consolidated financial statements.

     Principal and interest payments in respect of the Notes and the New Credit Facility will represent significant liquidity requirements for the Company. In addition, the Company will be permitted (but will not be obligated) to make certain payments to Holdings, including payments (i) in respect of principal and interest of the Seller Notes, (ii) to cover certain administrative and operating expenses of Holdings and (iii) to cover certain tax liabilities allocable to the Company, subject in each case to certain conditions as described in the Notes and the New Credit Facility.

     The Company believes that cash generated from operations, together with vendor financing and amounts available under the New Credit Facility, will be adequate to meet its debt service requirements, capital expenditures and working capital needs for the foreseeable future, although no assurance can be given in this regard. The Company's future operating performance and ability to service or refinance the Notes and to extend or refinance its other indebtedness will be subject to future economic conditions and to financial, business and other factors beyond the Company's control.

     Holdings is a holding company and as a result does not have any substantive assets or operations that generate revenues or cashflows. Accordingly, Holdings relies on the Company's distribution of dividends to meet its obligations, including interest and principal payments. As of January 3, 1998, Holdings has obligations with a face amount of $26.9 million, bearing interest at stated rates between 5% to 12.5%, to shareholders with principal due in 2004 and 2005. For further discussion see Note 11 of the Consolidated Financial Statements.

     On March 5, 1997, the Company declared a dividend and issued a note in the amount of approximately $5.8 million (the "Note") to a shareholder of Holdings in satisfaction of a contingent earnout obligation of Holdings related to the Recapitalization discussed in the consolidated financial statements. Additionally, on June 14, 1997, the Company paid a dividend in the amount of $1.6 million to enable its parent to exercise an option to repurchase stock and to retire a related note due to the shareholder from whom the stock was repurchased. This transaction took place pursuant to a leveraged recapitalization agreement consummated in December 1995 and was anticipated in both the bond indenture and the senior credit agreement now in effect.

     During fiscal 1997, net cash provided by operating activities was $23.7 million. Accounts and other receivables decreased by $ 1.0 million, inventories and other current assets decreased by $2.1 million. Accrued liabilities increased by $3.2 million, due primarily to accrued interest on senior subordinated notes and the previously mentioned profit related compensation plans. Accounts payable increased by $2.1 million and "Due to Parent" increased $.9 million related to accrued federal taxes.

     During fiscal 1996, cash provided by operating activities was $6.4 million. Changes in operating assets resulted in a use of $0.5 million. Increases in receivables and a decrease in payables required $2.3 million and $3.0 million, respectively. Cash was provided by changes in accrued expenses of $1.3 million, changes in inventories and prepaid expenses totaling $1.0 million and a change in the amount due to/from parent of $2.6 million.

     During fiscal 1995 net cash provided by operating activities was $0.2 million. Changes in operating assets resulted in a use of $6.6 million which consisted of increases in inventory of $2.1 million, increases in receivables of $3.2 million, and increases in prepaid expenses and receivables due from parent of $2.4 million. These were offset by increases in accounts payable and accrued expenses of $1.1 million.

     Capital Improvements

     Capital expenditures for the year ended January 3, 1998 were $19.6 million. These additions were primarily in the Fabric Division for additions of knitting and blending equipment to increase capacity as well as a plant expansion in
Tarboro,   N.  C.  Expenditures  were  also  made  for  upgrades  to  management information systems. During fiscal 1995 and 1996, the Company's capital expenditures were $5.2 million and $1.7 million, respectively. These additions included upgrading equipment in the Fabric Division (including the Jacksboro, Tennessee facility acquired in the Borg Acquisition) to accommodate the growth in micro-fiber products, as well as upgrading plant and equipment in the Consumer Products Division.

Seasonality

     The Company's business is seasonal in nature. Generally, there is increased retail demand for garments and rugs during the fall (back-to-school) and December holiday selling seasons. Consequently, demand for the Company's products is generally higher during the Company's second and third fiscal quarters when such products are produced for these selling seasons.

Inflation

     The Company believes that inflation has not had a material impact on its results of operations for the three fiscal years ended January 3, 1998 due to the relatively low rates of inflation during this period.

Forward-Looking Statements

     This Form 10-K contains certain forward-looking statements concerning the Company's operations, economic performance and financial condition, including in particular, the likelihood of the Company's success in developing and expanding its business. These statements are based upon a number of assumptions and estimates which are inherently subject to significant uncertainties and contingencies, many of which are beyond the control of the Company, and reflect future business decisions which are subject to change. Some of these assumptions inevitably will not materialize, and unanticipated events will occur which will affect the Company's results. The forward looking statements in this Form 10-K are intended to be subject to the safe harbor protection provided by Section 27A of the Securities Act of 1933 and Section 21E of the Securities Act of 1934 (the "Safe Harbor Acts").

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See the  Consolidated  Financial  Statements  of  Glenoit  Corporation  and
Subsidiaries included herein and listed on the indices to the Consolidated Financial Statements and Financial Statement Schedule as set forth in Item 14 of this Form 10-K.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                    PART III

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth the names, ages as of January 3, 1998, and a brief account of the business experience of each director and executive officer of the Company. Under the terms of the Stockholders Agreement (as defined), the board of directors of Holdings will be the same as the board of directors of the Company. See "Certain Relationships and Related Transactions--Stockholders Agreement." The Company's By-laws, provide that each director shall hold office for a term of one (1) year or until his or her successor is elected and qualified.

        Name                           Age            Position
        ----                           ---            --------
Thomas J. O'Gorman..................   63    President, Chief Executive Officer
                                             and Director
Larry Levine........................   64    President and Chief Operating
                                             Officer--Fabric Division
Robert B. Dale(1)...................   49    President and Chief Operating
                                             Officer--Consumer Products Division
Lester D. Sears.....................   48    Executive Vice President and Chief
                                             Financial Officer
John Mowbray O'Mara.................   69    Director
Saleem Muqaddam.....................   50    Director
Isaac Schapira......................   44    Director
Joseph M. Silvestri.................   35    Director

(1)  Mr. Dale resigned from the Company effective as of July 1, 1997.

     Thomas J. O'Gorman. Mr. O'Gorman has served as the President, Chief Executive Officer and a Director of the Company since 1991. Mr. O'Gorman has been in the textile industry since 1956 and has served as the General Manager of the Menswear Business of Milliken & Co.; President of Knit-Away; and President of the Denim, Corduroy and Blended Fabrics Divisions of Burlington Industries, Inc., and Burlington's International Denim operations headquartered in London. Subsequently, Mr. O'Gorman was the President and a Director of Greenwood Mills Marketing Company, Inc. Mr. O'Gorman has served on the Market Committee of the American Textile Manufacturers Institute and as a member of the Steering Committee of Crafted With Pride in the U.S.A. Council.

     Larry Levine. Mr. Levine joined the Company in 1991 as Vice President of Marketing for the Company's Fabric Division and was promoted to President of the Fabric Division in 1996. Mr. Levine previously served as the President of Fabric View Ltd., a textile and marketing company, and was a Vice President and a founder of Monterey Mills, Inc.

     Robert B. Dale. Prior to joining the Company in August 1995 as President and Chief Operating Officer of the Consumer Products Division, Mr. Dale served 25 years in the textile industry in various capacities, including President/Corporate Officer of the Bedding Division at Fieldcrest Canon Inc. ("Fieldcrest"); President of Fieldcrest's St. Mary's Brand Division; Executive Vice President of Fieldcrest's Karastan Bigelow Carpet Division; and Fieldcrest Brand National Sales Manager. Mr. Dale is currently on the Board of Directors of the Home Products Fashion Association. Mr. Dale resigned from the Company effective as of July 1, 1997.

     Lester D. Sears. Mr. Sears joined the Company in 1996 as Executive Vice President and Chief Financial Officer. From 1989 to 1996, Mr. Sears was the Executive Vice President, Chief Financial Officer and an equity owner of Perfect Fit Industries, Inc., a privately held company. Prior to 1989, Mr. Sears was employed in various positions including as Controller of the Consumer Products Division of Springs Industries, Inc.; Vice President and Controller of Mill Fabrics, Inc.; and as a certified public accountant for Deloitte, Haskins and Sells.

     John Mowbray O'Mara. Mr. O'Mara has been a management consultant and private investor since January 1990. From July 1990 to May 1993, he served as Chairman of the Executive Committee of Quality Care Systems, Inc., a provider of computer-based "expert" medical cost containment systems. From August 1988 through December 1989, Mr. O'Mara served as Chairman of the Board and Chief Executive Officer of Global Natural Resources, Inc. Prior to serving as Chairman of Global Natural Resources, Inc., Mr. O'Mara spent 22 years as an investment banker, serving most recently as Managing Director for Chase Securities Inc., a subsidiary of The Chase Manhattan Bank. Mr. O'Mara is a director of Baldwin & Lyons, Inc., Plantronics, Inc. and The Midland Company.

     Saleem Muqaddam. Mr. Muqaddam has served as a Vice President of CVC and its affiliated investment companies since 1989. Previously he spent 15 years with Citibank, N.A. and its affiliates in senior management positions. Mr. Muqaddam is a director of Pamida Holdings Corporation, Plantronics, Inc., Chromcraft Remington Inc. and Fairwood Corporation.

     Isaac Schapira. Mr. Schapira has served as a director of Stirling Investment Holdings, Inc. since December 1994. In addition, Mr. Schapira is the President of Glenoit (U.K.) Limited, and has been in this position for over 15 years.

     Joseph M. Silvestri. Mr. Silvestri has been a director of the Company since his appointment by CVC in 1994. Mr. Silvestri has been employed by CVC since 1990 and has been a Vice President since 1995. Mr. Silvestri served as Assistant Vice President of CVC from 1990 to 1995. Mr. Silvestri serves on the Board of Directors of International Media Group, Triumph Group, Polyfibron Technologies, Inc., Frozen Specialties, Inc. and Euramax International, Inc.

Compensation of Directors

     The Company's Board of Directors receive no compensation for their service as directors. Directors are reimbursed for their out-of-pocket expenses in connection with their travel to and attendance at meetings of the Board of Directors or committees thereof.

ITEM 11: EXECUTIVE COMPENSATION

     The following table sets forth certain information for the fiscal year ended January 3, 1998, concerning cash and non-cash compensation earned by the Chief Executive Officer and the three other most highly compensated executive officers of the Company whose combined salary and bonus exceeded $100,000 during such year.

                           Summary Compensation Table

                                                                                                    Long Term      Other Annual
                                                                                                    ---------      ------------
                                                                   Annual Compensation             Compensation    Compensation
                                                                   -------------------             ------------    ------------
                                                                   Fiscal                           Restricted
        Name                  Principal Position                    Year    Salary($)   Bonus($)   Stock Award ($)     ($)
        ----                  ------------------                   ------   ---------   --------  ---------------      ---
Thomas J. O'Gorman........  Chief Executive Officer                  1997   $400,000    $800,000   $182,787(5)     $    --
                                                                     1996    406,250     615,271                    106,250(1)
Larry Levine..............  President & Chief Operating              1997    203,077     332,423                        --
                            Officer - Fabric Division                1996    204,846     213,100
Robert B. Dale(4).........  President & Chief Operating              1997    300,000      37,500                        --
                            Officer - Consumer Products Div.         1996    305,769      37,120
Lester D. Sears(2)........  Executive Vice President &               1997    172,932     141,077
                            Chief Financial Officer                  1996     69,808      50,000                     35,000(3)

     (1) Amount shown reflects deferred compensation from 1992 through 1995 which Mr. O'Gorman elected to receive in 1996.

     (2) Employed as of August 5, 1996.

     (3) Amount shown reflects a signing bonus under the employment agreement with Mr. Sears. See "--Employment Agreements."

     (4) Mr. Dale resigned from the Company effective as of July 1, 1997.

     (5) In August 1997, Mr. O'Gorman was granted 1,286.211 options for restricted shares of Holdings' Class A common stock at an exercise price of $37,500. Mr. O'Gorman exercised the shares immediately. At the time of exercise, the Company estimated fair market value for the shares to be $220,287. See "Item 12: Security Ownership of Certain Beneficial Owners and Management" for total shares owned by Mr. O'Gorman.

Defined Benefit Plan

     The Company's retirement benefit provides a maximum monthly benefit regardless of the employees compensation level of $2,000. The normal retirement benefit is 45% of the average final compensation of the employee, reduced pro rata for each year of service less than 25 years.

Employment Agreements

     Mr. O'Gorman has an employment agreement (the "O'Gorman Agreement") with the Company dated as of October 28, 1997, as amended, which expires on January 1, 2001. The O'Gorman Agreement provides for Mr. O'Gorman's employment as

Chief Executive Officer and President or Chairman, if so elected, of Holdings and the Company at an annual salary of $400,000 and a bonus based on the financial performance of the Company. Mr. O'Gorman's employment may be terminated by him on 12-months' notice to the Company. In the event the Company were to terminate Mr. O'Gorman for other than "Cause" (as defined therein), Mr. O'Gorman would be entitled to severance payments consisting of a pro-rated portion of his annual bonus for the year of termination and his annual salary and other benefits for 12 months following the date of such termination. The O'Gorman Agreement also provides that he will not compete with the Company during the employment term and for a period of 18 months following termination.

     Mr. Sears has an employment agreement (the "Sears Agreement") dated as of August 5, 1996 which expires on December 31, 1999, subject to one year renewals thereafter unless either party elects not to renew at least six months prior to the termination date. The Sears Agreement provides for Mr. Sears' employment as Executive Vice President and Chief Financial Officer of the Company at an annual salary of $165,000 and a bonus of $50,000 for the year ended December 31, 1996. The salary is subject to a minimum increase each year of 5% and future minimum bonus payments will be the lesser of (x) 66.7% of Mr. Sear's base salary and (y) a fixed percentage of the Company's EBITDA. The fixed percentage is calculated by dividing $50,000 by the Company's EBITDA for the fiscal year ending December 31, 1995. In addition to the payments provided therein, Mr. Sears received an initial cash payment of $35,000. Mr. Sears' employment may be terminated by him or the Company at any time. In the event Mr. Sears' employment is terminated other than for "Cause" (as defined therein) or Mr. Sears terminates his employment for "Good Reason" (as defined therein), Mr. Sears will receive as a severance payment a cash lump sum in the amount of (A) the base salary at its then current annual rate and (B) the highest annual bonus paid to or accrued by the Company for the term of the agreement.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Holdings owns 100% of the Company's common stock. The following table sets forth, as of January 3, 1998, certain information with respect to each class of Holdings Common Stock (as defined) beneficially owned by each director of the Company, all officers and directors of the Company as a group, and each person known to the Company to own beneficially more than 5% of Holdings Common Stock of any such class. Unless otherwise noted, the individuals have sole voting and investment power. As described under "Description of Capital Stock and
Indebtedness of Holdings," certain classes of Holdings Common Stock are convertible into other classes of Holdings Common Stock. Except as noted in the footnotes to the table, the information in the table assumes no such conversion.

                                          Class A               Class B             Class C            Class D           Class E
                                          --------             --------             -------           --------           -------
          Name and Address            Shares       %     Shares         %      Shares       %      Shares      %      Shares    %
          ----------------            ------      ---    ------        ---     ------      ---     ------     ---     ------   ---
Citicorp Venture Capital, Ltd. .....  5,649       46.5%  17,026        78.5%     --        --        --       --       --       --
  399 Park Avenue
  New York, New York 10043
Isaac Schapira(a) ..................  1,826       15.0       --               3,579       100%       --       --       --       --
  c/o Gratch Jacobs & Brozman
  950 Third Avenue
  New York, New York 10022
Thomas J. O'Gorman .................  3,112       25.6       --        --        --        --        --       --       --       --
  111 West 40th Street
  New York, New York 10018
The Equitable Life Assurance
Society of the .....................  2,412(b)    16.6       --        --        --        --        --       --    2,412(b)   100%
  United States
  c/o Alliance Corporate Finance
  Group Incorporated
  1345 Avenue of the Americas
  New York, New York 10105
Banque Nationale de Paris ..........  1,715(c)    12.4    1,715(c)      7.3      --        --        --       --       --       --
  499 Park Avenue
  New York, New York 10022-1245
CCT Partners II, L.P.(d) ...........    997        8.2    3,005        13.8      --        --        --       --       --       --
  399 Park Avenue
  New York, New York 10043
Saleem Muqaddam(e) .................     55        *        167         *        --        --        --       --       --       --
  c/o Citicorp Venture Capital, Ltd.
  399 Park Avenue
  New York, New York 10043
Joseph Silvestri(e) ................      1        *          3         *        --        --        --       --       --       --
  c/o Citicorp Venture Capital, Ltd.
  399 Park Avenue
  New York, New York 10043
John Mowbray O'Mara ................     --       --         --        --        --        --        20      100       --       --
  623 Lake Avenue
  Greenwich, Connecticut 06830
All officers and directors as a
group(e) (8 persons) ...............  4,994       41.1      170         *     3,579       100        20      100       --       --

*    Represents less than 1%

(a)  Includes  shares  held by Stirling  Investment  Holdings,  Inc.,  a British
     Virgin Islands corporation (the "Seller"). Under Rule 13d-3 under the Exchange Act, Mr. Schapira is deemed to beneficially own shares held by the Seller.

(b) Includes a warrant to purchase 2,412 shares of Class A or Class E Stock with an exercise price of $0.01 per share and an expiration date of December 14, 2003.

(c) Includes a warrant to purchase 1,715 shares of Class A or Class B Stock with an exercise price of $0.01 per share and an expiration date of December 14, 2003.

(d) CCT Partners II, L.P. is a Delaware limited partnership, the limited partners of which are employees of CVC.

(e) Does not include shares held by CVC or CCT Partners II, L.P. that may be deemed to be beneficially owned by Messrs. Muqaddam and Silvestri. Messrs. Muqaddam and Silvestri disclaim beneficial ownership of shares held by CVC and CCT Partners II, L.P.

     Certain stockholders of the Company have entered into the Stockholders Agreement, which contains certain agreements relating to the composition of the board of directors of Holdings and its subsidiaries. See "Certain Relationships and Related Transactions--Stockholders Agreement."

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Indebtedness of Management

     In connection with the O'Gorman Agreement, Mr. O'Gorman received a loan in the amount of $300,000 from the Company. Pursuant to the O'Gorman Agreement, the loan bears a simple interest rate equal to the lowest rate in effect pursuant to the Treasury Regulations so as to preclude the loan from bearing imputed interest. The loan shall be due on the last day of the Employment Period (as defined therein) or shall be forgiven if Mr. O'Gorman is still employed by the Company on December 31, 2003.

Stockholders Agreement

     Holdings is a party to a stockholders agreement dated December 14, 1995 (the "Stockholders Agreement") by and among Holdings, CVC, John Mowbray O'Mara ("O'Mara"), BNP, The Equitable Life Assurance Society of the United States ("Equitable"), the Seller, Soannes Investment Corp. ("Soannes"), Thomas J. O'Gorman and certain other parties thereto (collectively, the "Stockholders"), which contains certain agreements among the Stockholders relating to the composition of the board of directors of Holdings and its subsidiaries and limiting the manner and terms by which the Stockholders may transfer their shares of Holdings Common Stock or warrants to purchase Holdings Common Stock.

     Pursuant to the Stockholders Agreement, the Board of Directors of Holdings will be composed at all times of five directors as follows: the Chief Executive Officer of Holdings; two directors appointed by CVC; one director appointed by O'Mara or the party that then holds the Holdings Common Stock owned by O'Mara on the date of the execution of the Stockholders Agreement; one director appointed by the Seller until such time as the Seller and Soannes together own less than 9.9% of the outstanding Holdings Common Stock, at which time the remaining director shall be appointed by the holders of a majority of the shares of Holdings Common Stock owned by the original parties to the Stockholders Agreement. The composition of the boards of directors of the Company and its subsidiaries shall be the same as the composition of the board of directors of Holdings.

     Rights Offering. The Stockholders Agreement provides the stockholders with the right to participate ratably, in accordance with their fully-diluted common equity ownership, in all additional offerings of Holdings Common Stock or preferred stock, if any, or of securities exercisable, convertible or exchangeable for or into Holdings Common Stock (other than certain offerings permitted by the Stockholders Agreement relating primarily to then outstanding options and warrants and a public offering of Holdings Common Stock having an aggregate value of at least $20 million).

     Right of First Offer. If a Stockholder wishes to transfer any Holdings Common Stock or if BNP or Equitable wish to transfer their warrants, Holdings must first be given the opportunity to purchase all of Holdings Common Stock or warrants offered (but not less than all) at the same price and on the same terms as those proposed by the Stockholder transferee. Each other Stockholder may elect to purchase its pro rata share (but not less than all of its pro rata share) of Holdings Common Stock or warrants at the same price and on the same terms, but only in the event that Holdings does not exercise its right to purchase such Common Stock or warrants.

     Tag Along Rights. In the event that CVC proposes to sell Holdings Common Stock which would result in CVC, O'Gorman and certain related investors collectively owning less than 50% of the then outstanding Holdings Common Stock (other than in a registered public offering or other permitted transaction), the other Stockholders will have the option to participate in the proposed sale on the same terms and conditions as CVC, with the participating Stockholders each selling a pro rata number of shares.

     Sale of Holdings. If the board of directors of Holdings and holders of a majority of the Holdings Common Stock then outstanding approve the sale of Holdings (an "Approved Sale"), each Stockholder has agreed to (i) consent to such sale and raise no objections against it, (ii) waive any dissenter's rights and other similar rights and (iii) if such Approved Sale includes the sale of Holdings Common Stock, each Stockholder will sell all of such Stockholder's Holdings Common Stock on the terms and conditions approved by the board of directors of Holdings and holders of the majority of the Holdings Common Stock then outstanding.

Registration Rights Agreement

     Holdings is a party to a registration rights agreement (the "Holdings Registration Rights Agreement") by and among Holdings and the Stockholders. Pursuant to the terms of the Holdings Registration Rights Agreement CVC, BNP and Equitable have the right to require Holdings, at the sole expense of Holdings and subject to certain limitations, to register under the Securities Act all or part of the shares of Holdings Common Stock (the "Registrable Securities") held by them. CVC is entitled to demand three long-form registrations and unlimited short-form registrations, while BNP and Equitable are entitled to demand one long-form registration and unlimited short-form registrations; provided, however, that no registration may be demanded within six months of the effective date of a previous demand registration. Additionally, CVC is entitled to demand one shelf registration.

     All Stockholders are entitled to an unlimited number of "piggyback" registrations, with Holdings paying all expenses of the offering, whenever Holdings proposes to register its Common Stock under the Securities Act (except in the case of an initial public offering).

     Pursuant to the Holdings Registration Rights Agreement, Holdings has agreed to indemnify all holders of Registrable Securities against certain liabilities, including liabilities under the Securities Act.

Tax Sharing Agreement

     Holdings, the Company and GAC will be included in the consolidated United States federal income tax return of Holdings. Holdings, the Company and GAC have entered into a Tax Sharing Agreement whereby the Company and GAC will pay Holdings their respective pro rata share of the total consolidated tax liability, as set forth in the Tax Sharing Agreement. Under the Tax Sharing Agreement the Company and GAC are treated as separate tax groups for purposes of the agreement. The Tax Sharing Agreement provides that if the Company or GAC has losses that are absorbed by the rest of the consolidated tax group, the Company, as the case may be, cannot carry those losses forward to offset its own future taxable income. In the event that the Company and its subsidiaries are included in a joint, combined, consolidated or unitary state or local income or franchise tax return with Holdings, the Company will make payments to Holdings in a manner consistent with that described above for federal tax purposes. Under the Indenture, the Company will be permitted to make payments to Holdings under the Tax Sharing Agreement; provided, however, that certain amendments to the Tax Sharing Agreement will be required if more than a nominal amount of gross income is generated by Holdings or any subsidiary of Holdings (other than Mills).

Importance of B&D License Agreement; CVC's Interest in B&D; Possible Sale of B&D

     A substantial majority of the products sold by the Consumer Products Division are manufactured, marketed and sold under a license agreement with B&D. See "Business--Licenses and Trademarks." Although the Company has the right to perpetually renew the license agreement for successive one-year terms (subject to certain conditions), the loss of this license or a deterioration in B&D's business could have a material adverse effect on the Company's business, financial condition and results of operations.

     CVC, the Company's largest shareholder, has an interest in B&D as a result of CVC's purchase in 1991 of certain notes of Papercraft Corporation ("Papercraft"), the then-parent company of B&D, while Papercraft was the subject of a bankruptcy proceeding in the Western District of Pennsylvania. During the bankruptcy proceeding, a committee of certain other creditors of Papercraft (the "Committee") sought to have CVC's claim equitably subordinated to the claims of other creditors. In October 1995, the bankruptcy court denied the Committee's request for equitable subordination, but limited CVC's claim to the purchase price of the Papercraft notes (resulting in CVC receiving an 11% interest in the reorganized entity, which emerged from bankruptcy as BDK Holdings Inc. ("BDK")), rather than the face value of the notes (which would result in CVC receiving a 41% interest in BDK). CVC has appealed the bankruptcy court's decision, asserting that the court erred in establishing and applying a new and previously unrecognized rule which prohibited CVC from purchasing the notes without first disclosing to the sellers and the other creditors that it intended to purchase the notes and that it had a representative on the Papercraft board. The Committee has also filed an appeal contesting the bankruptcy court's decision not to equitably subordinate CVC's claim. In addition, CVC believes that the board of directors of BDK may be seeking to sell the company and has filed a complaint with the bankruptcy court seeking to prohibit any sale of the disputed interest in BDK until all appeals of the bankruptcy court's decision have been exhausted.

     The Company believes that its relationship with B&D is excellent and has no reason to believe that the matters relating to CVC's interest in BDK or any sale of BDK will have a material adverse effect on the Company's business, financial condition or results of operations.

                                    PART IV:

ITEM 14: EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)  Financial Statements

          The  financial   statements  listed  in  the  accompanying   Index  to
          Consolidated Financial Statements are filed as part of this Annual Report on Form 10-K.

     (b)  Reports on Form 8-K

          None

     (c)  Exhibits

     3.1 Certificate of Incorporation of Glenoit Corporation is hereby incorporated by reference to Exhibit 3.1 to Glenoit Corporation's Registration Statement on Form S-4 (Registration No. 333-42411) filed on December 16, 1997.

     3.2 By-Laws of Glenoit Corporation are hereby incorporated by reference to Exhibit 3.2 to Glenoit Corporation's Registration Statement on Form S-4 (Registration No. 333-42411) filed on December 16, 1997.

     3.3 Certificate of Incorporation of Glenoit Asset Corporation is hereby incorporated by reference to Exhibit 3.3 of Amendment No. 1 to Glenoit Asset Corporation's Registration Statement of Form S-4 (Registration No. 333-42411-01) filed February 4, 1998.

     3.4 By-Laws of Glenoit Asset Corporation are hereby incorporated by reference to Exhibit 3.4 of Amendment No. 1 to Glenoit Asset Corporation's Registration Statement of Form S-4 (Registration No. 333-42411-01) filed February 4, 1998.

     4.1 Indenture dated as of April 1, 1997 between Glenoit Corporation, the Subsidiary Guarantors (as defined therein) and United States Trust Company of New York is hereby incorporated by reference to Exhibit
            4.1 to Glenoit Corporation's Registration Statement on Form S-4 (Registration No. 333-42411) filed on December 16, 1997.

     4.2 Purchase Agreement dated as of March 26, 1997 among Glenoit Corporation, the Subsidiary Guarantors (as defined therein), Salomon Brothers Inc. and CIBC Wood Gundy Securities Corp. is hereby incorporated by reference to Exhibit 4.2 to Glenoit Corporation's Registration Statement on Form S-4 (Registration No. 333-42411) filed on December 16, 1997.

     4.3 Registration Agreement dated as of March 26, 1997 among Glenoit Corporation, the Subsidiary Guarantors (as defined therein), Salomon Brothers Inc. and CIBC Wood Gundy Securities Corp. is hereby incorporated by reference to Exhibit 4.3 to Glenoit Corporation's Registration Statement on Form S-4 (Registration No. 333-42411) filed on December 16, 1997.

     10.1 Second Amended and Restated Credit Agreement dated as of April 1, 1997 among Glenoit Corporation, the banks, financial institutions and other institutional lenders listed on the signature pages thereto as the Restatement Lenders, the Banque Nationale de Paris, as Administrative Agent for the Lender Parties (as defined therein) is hereby incorporated by reference to Exhibit 10.1 to Glenoit Corporation's Registration Statement on Form S-4 (Registration No. 333-42411) filed on December 16, 1997.

     10.2 Supply Agreement dated February 1, 1997 by and between the Company and Sterling Fibers, Inc. is hereby incorporated by reference to
            Exhibit 10.2 of Amendment No. 1 to Glenoit Corporation's Registration Statement on Form S-4 (Registration No. 333-42411) filed on February 4, 1998.

     10.3 Employment Agreement dated October 28, 1997 by and among the Company, Glenoit Universal, Inc. and Thomas J. O'Gorman is hereby incorporated to reference to Exhibit 10.3 of Amendment No. 1 to Glenoit Corporation's Registration Statement on Form S-4 (Registration No. 333-42411) filed on February 4, 1998.

     10.4 Employment Agreement dated August 5, 1996 by and between the Company and Lester D. Sears is hereby incorporated by reference to Exhibit
            10.4 of Amendment No. 1 to Glenoit Corporation's Registration Statement on Form S-4 (Registration No. 333-42411) filed on February 4, 1998.

     10.5 Stockholders Agreement dated as of December 14, 1995 by and among Glenoit Universal, Inc., Citicorp Venture Capital, John Mowbray O'Mara, Banque Nationale de Paris, The Equitable Life Assurance Society of the United States, the Seller, Soannes Investment Corporation, Thomas J. O'Gorman and certain other parties thereto to is hereby incorporated by reference to Exhibit 10.5 of Amendment No. 1 to Glenoit Corporation's Registration Statement on Form S-4 (Registration No. 333-42411) filed on February 4, 1998.

     21.1 Subsidiaries of Glenoit Corporation is hereby incorporated by reference to Exhibit 21.1 to Glenoit Corporation's Registration Statement on Form S-4 (Registration No. 333-42411) filed on December 16, 1997.

     27.1   Financial Data Schedule.


     (d)  Schedules

          Not applicable.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of New York, state of New York, on March 5, 1998.

                            GLENOIT CORPORATION


                            By /s/ THOMAS J. O'GORMAN
                               -----------------------------------------------
                               Thomas J. O'Gorman
                               President, Chief Executive Officer and Director (principal executive officer)

                                POWER OF ATTORNEY

     KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Thomas J. O'Gorman and Lester D. Sears his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities (including his capacity as a director and/or officer of Glenoit Corporation to sign any and all amendments (including post-effective amendments) to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Act of 1934, this report and power of attorney have been signed by the following persons on behalf of the registrant on March 5, 1998 in the capacities indicated:


                                      By  /s/ THOMAS J. O'GORMAN
                                          ---------------------------------
                                          Thomas J. O'Gorman
                                          President, Chief Executive
                                           Officer and Director
                                          (principal executive officer)


                                      By  /s/ LESTER D. SEARS
                                          ---------------------------------
                                          Lester D. Sears
                                          Executive Vice President and Chief
                                          Financial Officer (principal
                                          financial and accounting officer)


                                      By  /s/ JOHN MOWBRAY O'MARA
                                          ---------------------------------
                                          John Mowbray O'Mara
                                          Director


                                      By  /s/ SALEEM MUQADDAM
                                          ---------------------------------
                                          Saleem Muqaddam
                                          Director


                                      By  /s/ ISAAC SCHAPIRA
                                          ---------------------------------
                                          Isaac Schapira
                                          Director


                                      By /s/ JOSEPH M. SILVESTRI
                                          ---------------------------------
                                         Joseph M. Silvestri
                                         Director

                                   SIGNATURES

     Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of New York, state of New York, on March 5, 1998.

                                       GLENOIT ASSET CORPORATION


                                       By  /s/ THOMAS J. O'GORMAN
                                          ---------------------------------
                                          Thomas J. O'Gorman
                                          President, Chief Executive Officer
                                          and Director (principal executive
                                          officer)


                                POWER OF ATTORNEY

     KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Thomas J. O'Gorman and Lester D. Sears his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities (including his capacity as a director and/or officer of Glenoit Corporation to sign any and all amendments (including post-effective amendments) to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Act of 1934, this Annual Report and power of attorney have been signed by the following persons on behalf of the registrant on March 5, 1998 in the capacities indicated:


                                       By  /s/ THOMAS J. O'GORMAN
                                          ---------------------------------
                                          Thomas J. O'Gorman
                                          President, Chief Executive Officer
                                          and Director (principal
                                          executive officer)


                                       By    /s/ LESTER D. SEARS
                                          ---------------------------------
                                          Lester D. Sears
                                          Executive Vice President, Assistant
                                          Secretary (principal
                                          financial and accounting officer)


                                       By /s/ PETER J. WINNINGTON
                                          ---------------------------------
                                          Peter J. Winnington
                                          Secretary and Vice President


                                       By /s/ THOMAS L. HARRELL
                                          ---------------------------------
                                          Thomas L. Harrell
                                          Assistant Treasurer

                      GLENOIT CORPORATION AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Report of Independent Accountants .................................   F-2

Consolidated Balance Sheets as of January 4, 1997
   and January 3, 1998 ............................................   F-3

Consolidated Statements of Income for the years ended
   December 30, 1995, January 4, 1997 and January 3, 1998 .........   F-5

Consolidated Statements of Stockholder's Deficit
   for the years ended December 30, 1995,
   January 4, 1997, and January 3, 1998 ...........................   F-6

Consolidated  Statements of Cash Flows for the
   years ended  December  30, 1995, January 4, 1997
   and January 3, 1998 ............................................   F-7

Notes to Consolidated Financial Statements ........................   F-8

                        REPORT OF INDEPENDENT ACCOUNTANTS

The Board of Directors
Glenoit Corporation

     We have audited the accompanying consolidated balance sheets of Glenoit Corporation and subsidiary (the "Company"), a wholly-owned subsidiary of Glenoit Universal, Ltd., as of January 4, 1997 and January 3, 1998, and the related consolidated statements of income, stockholder's deficit, and cash flows for the years ended December 30, 1995, January 4, 1997 and January 3, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Glenoit Corporation and subsidiary as of January 4, 1997 and January 3, 1998, and the consolidated results of their operations and their cash flows for the years ended December 30, 1995, January 4, 1997 and January 3, 1998, in conformity with generally accepted accounting principles.


                                               COOPERS & LYBRAND L.L.P.


Raleigh, North Carolina
February 3, 1998

                      GLENOIT CORPORATION AND SUBSIDIARIES
             (a wholly owned subsidiary of Glenoit Universal, Ltd.)

                           CONSOLIDATED BALANCE SHEETS

                                                               January 4,      January 3,
                                                                 1997             1998
                                                             ------------    ------------
Assets
Current Assets:
     Cash and cash equivalents ...........................        $48,817      $1,072,280
     Receivables:
          Trade accounts receivable, net of allowance of
             $470,000 and $543,000 as of January 4, 1997
             and January 3, 1998, respectively ...........     18,615,029      21,216,104
          Other receivables ..............................        349,980         174,561
      Inventories ........................................      7,535,920       6,932,272
      Deferred tax asset .................................        300,824         776,560
      Prepaid expenses and other current assets ..........        750,340         379,201
                                                             ------------    ------------
               Total current assets ......................     27,600,910      30,550,978
                                                             ------------    ------------

Property, plant and equipment:
     Land ................................................        340,923         720,511
     Buildings and improvements ..........................      6,717,146       8,482,548
     Machinery and equipment .............................     21,632,224      32,802,578
     Computer equipment ..................................        711,220       1,258,476
     Furniture and fixtures ..............................        681,327         817,495
     Leasehold improvements ..............................        397,884         411,276
     Equipment under capital leases ......................      1,636,246       1,636,246
     Construction-in-progress ............................                      9,356,955
                                                             ------------    ------------

               Total .....................................     32,116,970      55,486,085
     Less accumulated depreciation and amortization ......    (17,687,558)    (20,344,981)
                                                             ------------    ------------
               Net property, plant and equipment .........     14,429,412      35,141,104
                                                             ------------    ------------
Other assets:
     Notes receivable from related party .................        211,500         187,500
     Intangible assets, net of accumulated amortization of
        $1,015,755 and $1,251,002 as of
        January 4, 1997 and January 3, 1998,
        respectively .....................................      4,246,737       4,420,319
     Deferred loan costs and other, net of accumulated
        amortization of $660,673 and $523,743
        as of January 4, 1997 and January 3, 1998,
        respectively .....................................      3,008,762       4,929,666
                                                             ------------    ------------
               Total assets ..............................    $49,497,321     $75,229,567
                                                             ============    ============


                 The accompanying notes are an integral part of
                     the consolidated financial statements.

                      GLENOIT CORPORATION AND SUBSIDIARIES
             (a wholly owned subsidiary of Glenoit Universal, Ltd.)

                           CONSOLIDATED BALANCE SHEETS

                                                                   January 4,       January 3,
                                                                      1997             1998
                                                                  -------------    -------------
                      Liabilities and Stockholder's Deficit
Current liabilities:
     Accounts payable .........................................      $2,994,133       $5,961,475
     Accrued expenses .........................................         777,554        1,635,657
     Accrued compensation .....................................       1,464,622        2,105,825
     Accrued interest .........................................         403,128        2,323,700
     Current maturities of long-term debt .....................       6,316,239               --
     Current maturities of capital lease obligations ..........         571,037          697,934
     Due to Holdings ..........................................       1,734,023        2,678,587
                                                                  -------------    -------------
               Total current liabilities ......................      14,260,736       15,403,178

Long-term debt--less current maturities .......................      75,683,761      102,000,000
Capital lease obligations--less current maturities ............         814,403           61,685
Deferred income taxes .........................................       1,536,739        1,930,694
                                                                  -------------    -------------
               Total liabilities ..............................      92,295,639      119,395,557
                                                                  -------------    -------------

Commitments and contingencies

Stockholder's deficit:
     Common  stock, $.01  par  value,  1,000 shares authorized, issued  and outstanding as January 4, 1997
        and January 3, 1998 ...................................              10               10
     Additional paid-in capital ...............................       1,161,713        1,361,713
     Accumulated deficit ......................................     (43,960,041)     (45,295,099)
     Currency translation adjustment ..........................                         (232,614)
                                                                  -------------    -------------

               Total stockholder's deficit ....................     (42,798,318)     (44,165,990)
                                                                  -------------    -------------
               Total liabilities and stockholder's deficit ....     $49,497,321      $75,229,567
                                                                  =============    =============

                 The accompanying notes are an integral part of
                     the consolidated financial statements.

                      GLENOIT CORPORATION AND SUBSIDIARIES
             (a wholly owned subsidiary of Glenoit Universal, Ltd.)

                        CONSOLIDATED STATEMENTS OF INCOME

                                                            Years Ended
                                                            -----------
                                            December 30,      January 4,       January 3,
                                                1995             1997             1998
                                           -------------    -------------    -------------
Net sales ..............................     $93,840,334     $121,750,833     $146,920,759
Cost of sales ..........................      67,249,156       86,525,495       98,061,440
                                           -------------    -------------    -------------
          Gross profit .................      26,591,178       35,225,338       48,859,319
                                           -------------    -------------    -------------
Operating expenses:
     Selling ...........................       8,872,334       10,262,349       12,309,451
     Administrative ....................       5,488,617        5,635,692        8,780,595
     Research and development ..........       1,874,306        2,146,627        1,842,639
                                           -------------    -------------    -------------
          Total operating expenses .....      16,235,257       18,044,668       22,932,685
                                           -------------    -------------    -------------
Income from operations .................      10,355,921       17,180,670       25,926,634
                                           -------------    -------------    -------------
Other income (expense):
     Interest expense, net .............      (3,744,810)      (9,124,655)     (10,938,341)
     Amortization of deferred financing
        costs ..........................        (225,429)        (641,806)        (645,621)
     Other .............................          59,085           52,932          (86,853)
                                           -------------    -------------    -------------
          Total other expense ..........      (3,911,154)      (9,713,529)     (11,670,815)
                                           -------------    -------------    -------------
Income before income taxes and
   extraordinary loss ..................       6,444,767        7,467,141       14,255,819
Income tax expense .....................       3,082,934        3,354,504        5,390,412
                                           -------------    -------------    -------------
Income before extraordinary loss .......       3,361,833        4,112,637        8,865,407
Extraordinary loss on early
   extinguishment of debt, net of tax
   benefit of $1,240,000 for the year
   ended December 30, 1995 and
   $1,527,000 for the year ended
   January 3, 1998 .....................       2,407,006                         2,856,884
                                           -------------    -------------    -------------
Net income .............................        $954,827       $4,112,637       $6,008,523
                                           =============    =============    =============
Basic and diluted income per share:
     Income before extraordinary loss ..          $3,362           $4,113           $8,865
     Extraordinary loss on early
          extinguishment of debt .......          (2,407)                           (2,856)
                                           -------------    -------------    -------------
     Net income ........................            $955           $4,113           $6,009
                                           =============    =============    =============
     Weighted average shares outstanding           1,000            1,000            1,000
                                           =============    =============    =============


                 The accompanying notes are an integral part of
                     the consolidated financial statements.

                      GLENOIT CORPORATION AND SUBSIDIARIES
             (a wholly owned subsidiary of Glenoit Universal, Ltd.)

                CONSOLIDATED STATEMENTS OF STOCKHOLDER'S DEFICIT
                     for the years ended December 30, 1995,
                       January 4, 1997 and January 3, 1998

                                                                                        Retained
                                          Shares of                      Additional      Earnings        Currency
                                           Common         Common          Paid-in      (Accumulated    Translation
                                            Stock          Stock          Capital        Deficit)       Adjustment         Total
                                        ------------    ------------    ------------   ------------    ------------    ------------
Balance as of December 31,
   1994 .............................          1,000    $         10    $    139,990   $ (6,370,703)                   $ (6,230,703)
Combination of Tarboro
   Properties, Ltd. .................                                      1,021,723                                      1,021,723
Net income ..........................                                                      954,827                          954,827
Property dividends ..................                                                   (2,170,541)                      (2,170,541)
Cash dividends ......................                                                   (40,486,261)                    (40,486,261)
                                        ------------    ------------    ------------   ------------    ------------    ------------
Balance as of December 30,
   1995 .............................          1,000              10       1,161,713    (48,072,678)                    (46,910,955)

Net income ..........................                                                     4,112,637                       4,112,637
                                        ------------    ------------    ------------   ------------    ------------    ------------
Balance as of January 4, 1997 .......          1,000              10       1,161,713    (43,960,041)                    (42,798,318)
Net income ..........................                                                     6,008,523                       6,008,523
Dividends ...........................                                                    (7,343,581)                     (7,343,581)
Stock compensation ..................                                        200,000                                        200,000
Currency translation adjustment .....                                                                      (232,614)       (232,614)
                                        ------------    ------------    ------------   ------------    ------------    ------------
Balance as of January 3, 1998 .......          1,000    $         10    $  1,361,713   $(45,295,099)   $   (232,614)   $(44,165,990)
                                        ============    ============    ============   ============    ============    ============

                 The accompanying notes are an integral part of
                     the consolidated financial statements.

                      GLENOIT CORPORATION AND SUBSIDIARIES
             (a wholly owned subsidiary of Glenoit Universal, Ltd.)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                               Years Ended
                                                                                               -----------
                                                                           December 30,           January 4,             January 3,
                                                                               1995                 1997                   1998
                                                                          -------------         -------------         -------------
Cash flows from operating activities:
  Net income .....................................................             $954,827            $4,112,637            $6,008,523
    Adjustments to reconcile net income to net cash
      provided by operating activities:
      Loss on early extinguishment of debt .......................            3,647,006                                   4,383,884
      Deferred income taxes ......................................              264,311              (278,396)              (81,781)
      Depreciation and amortization ..............................            1,946,085             3,096,902             3,861,613
      Loss (gain) on sale of property and equipment ..............                                    (22,311)              234,020
      Stock compensation .........................................                                                          200,000
      Effect of foreign currency exchange rate ...................                                                         (232,614)
      Changes in operating assets and liabilities, net of
        acquired operating assets and liabilities:
        Trade and other receivables ..............................           (3,210,376)           (2,329,232)            1,025,410
        Inventories ..............................................           (2,124,194)              315,796             1,678,022
        Prepaid expenses and other ...............................             (800,049)              660,715               443,589
        Due to/from parent .......................................           (1,639,029)            2,555,722               944,564
        Accounts payable .........................................              836,296            (2,957,528)            2,079,009
        Accrued expenses and other liabilities ...................              306,277             1,274,230             3,161,820
                                                                          -------------         -------------         -------------
          Net cash provided by operating
            activities ...........................................              181,154             6,428,535            23,706,059
                                                                          -------------         -------------         -------------
Cash flows from investing activities:
  Purchases of acquired businesses ...............................           (7,836,137)                                 (8,209,333)
  Purchases of and additions to property, plant and
    equipment ....................................................           (5,239,490)           (1,704,631)          (19,605,752)
  Proceeds from sale of property and equipment and
    refunds of deposits ..........................................                                    316,400               52,300
                                                                          -------------         -------------         -------------
          Net cash used in investing activities ..................          (13,075,627)           (1,388,231)          (27,762,785)
                                                                          -------------         -------------         -------------
Cash flows from financing activities:
  Advances on notes receivable-related parties ...................           (1,297,787)
  Collections of notes receivable-related parties ................              888,328
  Combination of Tarboro Properties, Ltd. ........................              303,574
  Payments on capital lease obligations ..........................             (155,806)             (362,668)             (625,821)
  Proceeds from line of credit and issuance of debt ..............           93,281,453             8,200,000           124,600,000
  Payments on line of credit and debt ............................          (27,137,681)          (14,633,768)         (104,600,000)
  Payments for financing costs ...................................           (6,283,760)              (35,137)           (6,950,409)
  Net change in advances from factor on accounts
    receivable ...................................................           (5,578,598)
  Increase in due to parent ......................................                                    817,330
  Dividends paid .................................................          (40,486,261)                                 (1,600,000)
  Payment of note payable to related party .......................                                                       (5,743,581)
                                                                          -------------         -------------         -------------

          Net cash provided by (used in) financing
            activities ...........................................           13,533,462            (6,014,243)            5,080,189
                                                                          -------------         -------------         -------------
          Net increase (decrease) in cash and cash
            equivalents ..........................................              638,989              (973,939)            1,023,463
Cash and cash equivalents at beginning of year ...................              383,767             1,022,756                48,817
                                                                          -------------         -------------         -------------
Cash and cash equivalents at end of year .........................           $1,022,756               $48,817            $1,072,280
                                                                          =============         =============         =============



               The accompanying notes are an integral part of the
                       consolidated financial statements.

                      GLENOIT CORPORATION AND SUBSIDIARIES
             (a wholly owned subsidiary of Glenoit Universal, Ltd.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

   Description of Business

     On December 13, 1995, Glenoit Universal, Ltd., ("Holdings") formed a wholly-owned subsidiary, Glenoit Corporation, formerly Glenoit Intermediate, Inc., and exchanged all of the issued and outstanding stock of Glenoit Mills, Inc. and subsidiary ("Mills") for all of the issued and outstanding shares of common stock of Glenoit Corporation. Accordingly, the accompanying financial statements of Glenoit Corporation and subsidiaries (the "Company") reflect the historical results of Mills prior to December 13, 1995. The Company is engaged primarily in the manufacture of fabric and household rugs with plants in eastern North Carolina, eastern Tennessee and Ontario, Canada. The Company offers a wide variety of textile products to customers in the retail, apparel, and automotive industries throughout the United States.

   Basis of Presentation

     On December 13, 1995, Holdings acquired all of the issued and outstanding stock of Tarboro Properties, Ltd. ("Tarboro"), a company related through common ownership. Tarboro formerly owned the Company's plants located in eastern North Carolina. Holdings accounted for the acquisition similar to a pooling-of-interests and, accordingly, has restated all financial data for the year ended December 30, 1995 as of January 1, 1995.

     On December 13, 1995, Holdings contributed all of the issued and outstanding stock of Tarboro, with a carryover basis of $1,021,723, to the Company. In accordance with the accounting followed by Holdings, the Company has recorded the contribution as of January 1, 1995 at Tarboro's basis. Further, the results of operations of Tarboro have been included with the Company since January 1, 1995.

     In September 1997, Glenoit Corporation's newly formed wholly-owned subsidiary, Glenoit Corporation of Canada ("Glenoit Canada"), acquired certain assets and liabilities of Collins & Aikman Canada, Inc. (see Note 3). In addition, Glenoit Corporation merged with Glenoit Mills, Inc. and Tarboro in September 1997. Accordingly, as of January 3, 1998, the consolidated financial statements presented include the amounts of Glenoit Corporation and its wholly-owned subsidiaries Glenoit Canada and Glenoit Asset Corporation.

      As of December, 1994, the Company guaranteed and its assets were primary collateral under certain obligations of Holdings. This debt was reflected ("pushed down") as debt of the Company. Accordingly, the Company has reflected the related interest expense, amortization of the debt issue costs and extraordinary losses from early extinguishment of this debt in its financial statements. As described in Note 6, the obligations were paid off by Holdings during 1995.

   Principles of Consolidation

     All material intercompany accounts and transactions are eliminated. The Company reports its operations on a fifty-two/fifty-three week fiscal year.

   Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

   Cash Flow Statements

     The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. During 1996, the Company entered into a capital lease of $1,636,246, which is a noncash investing and financing activity.

   Inventories

     Inventories are valued at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method.

                      GLENOIT CORPORATION AND SUBSIDIARIES
             (a wholly owned subsidiary of Glenoit Universal, Ltd.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. Summary of Significant Accounting Policies (Continued)

   Property, Plant and Equipment

     Property, plant and equipment is stated at cost; property, plant and equipment obtained through purchase business combinations is stated at estimated fair value as of the date of acquisition. Property and equipment under capital leases are initially recorded at the lower of the present value of the future minimum lease payments or the fair value of the related equipment.

     Depreciation (which includes the amortization of capital leased assets) is computed using the straight-line method over the related asset's estimated useful life as follows:

     Buildings and improvements............................    20 to 40 years
     Machinery and equipment...............................     5 to 12 years
     Computer equipment....................................           5 years
     Furniture and equipment...............................     5 to 12 years

   Deferred Loan Costs

     Deferred loan costs, primarily composed of loan origination costs and legal fees, are amortized over the term of the related loan agreement using the straight-line method.

   Intangible Assets

     Intangible assets principally represent the amount by which the costs of acquired net assets exceeded their related fair value (goodwill) as of the date of acquisition. Goodwill is being amortized on a straight-line basis over lives of twenty and forty years. The carrying value of goodwill will be reviewed if the facts and circumstances suggest that it is impaired. If this review indicates that goodwill will not be recoverable as determined based on the undiscounted cash flows of the entity acquired over the remaining amortization period, the Company will adjust the carrying value of goodwill.

   Net Sales

     The Company recognizes a sale when title passes to the customer (usually at the date of shipment). Amounts which are determined to be uncollectible are charged to operating expense. Sales returns and allowances are recorded against sales based on management's estimates of sales returns. Net sales from customers in excess of 10% of consolidated net sales in the respective year is as follows:

                                            December 30, 1995    January 4, 1997
                                            -----------------    ---------------
     Customer A.........................          10%                11%
     Customer B.........................          11%                 9%

No single customer accounted for greater than 10% of consolidated net sales during the year ended January 3, 1998.

     Research and Development Costs

     Research and development costs are charged to expense as incurred.

                      GLENOIT CORPORATION AND SUBSIDIARIES
             (a wholly owned subsidiary of Glenoit Universal, Ltd.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

1. Summary of Significant Accounting Policies (Continued)

   Income Taxes

     The Company follows the asset and liability method of accounting for income taxes pursuant to Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

   Net Income Per Share

     The Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share", as of January 3, 1998, which requires the Company to present both basic and diluted earnings per share. Basic earnings per common share is based upon the weighted average number of common shares outstanding in the respective year. Diluted earnings per share is based upon the weighted average number of common shares outstanding and dilutive common stock equivalents in the respective year. There is no difference between the Company's basic and diluted earnings per share as the Company does not have any common stock equivalents outstanding.

   Concentration of Credit Risk

     The Company's principal financial instruments subject to potential concentration of credit risk are cash and cash equivalents and trade accounts receivable. The Company places cash deposits with federally insured financial institutions; however, at times deposits have exceeded the amounts insured by the Federal Deposit Insurance Corporation. The concentration of credit risk with respect to trade accounts receivable is limited due to the large number of customers and their dispersion across different geographic locations. Although the Company does not require collateral for unpaid balances, credit losses have been within management's expectations.

   Fair Values of Financial Instruments

     On January 1, 1995, the Company adopted the provisions of Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments" ("FAS No. 107"). The Company's primary financial instruments subject to the provisions of FAS No. 107 are debt instruments. The fair values of these instruments are based on market quotations for similar instruments and present value calculations using market interest rates. Based on the Company's calculation of fair value, the Company believes there was no material difference between the carrying value and fair value of these instruments at January 4, 1997. As of January 3, 1998, the Company estimates the fair value of its debt instruments to be approximately $108,000,000.

   Foreign Currency

     Foreign currency activity is reported in accordance with Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation" ("FAS No. 52"). FAS No. 52 generally provides that the assets and liabilities of foreign operations be translated at the current exchange rate as of the end of the accounting period and that revenues and expenses be translated using average exchange rates. The resulting translation adjustments arising from foreign currency translations are accumulated as a separate component of stockholder's deficit. Gains and losses resulting from foreign currency transactions are recognized in income.

   Adoption of New Accounting Pronouncements

     The Company will adopt Statement of Financial Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131") for its 1998 fiscal year. SFAS No. 131 requires the Company to report selected information about operating segments in its financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. This statement is not expected to have a material impact on the Company's financial statements.

                      GLENOIT CORPORATION AND SUBSIDIARIES
             (a wholly owned subsidiary of Glenoit Universal, Ltd.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

1. Summary of Significant Accounting Policies (Continued)

     The Company will adopt Statement of Financial Standards No. 130 "Reporting Comprehensive Income" ("SFAS No. 130") for its 1998 fiscal year. SFAS No. 130 requires the Company to display an amount representing the total comprehensive income for the period in a financial statement which is displayed with the same prominence as other financial statements. Upon adoption, all prior period data presented will be restated to conform to the provisions of SFAS No. 130. This statement is not expected to have a material impact on the Company's financial statements.

2. Recapitalization

     On December 13, 1995, Holdings completed a series of transactions in order to consummate a leveraged recapitalization (the "Recapitalization"). The Company obtained two new financing arrangements: an $80 million credit facility from a financial institution and a $15 million note from another financial institution. The Company used the proceeds from these borrowings to pay off all of the Company's outstanding debt as of December 13, 1995 (see Note 6 for further discussion of this financing and payoff of the Company's debt) and to terminate the Company's factor agreement (see Note 4). In addition, the Company paid a cash dividend of $40,486,261 to Holdings.

3. Acquisitions

     On September 9, 1995, the Company, through a wholly-owned subsidiary, acquired certain assets and liabilities of Borg Textiles Corporation ("Borg"), a manufacturer of textile goods in Jacksboro, Tennessee, in a transaction accounted for as a purchase business combination for cash consideration of approximately $7.8 million. The purchase price allocation attributed approximately $1.8 million to net working capital items, approximately $2.7 million to property, plant and equipment and $3.3 million to goodwill. The goodwill is being amortized over a twenty year life. The results of operations of the acquired business have been included in the consolidated financial statements since the acquisition date.

     The following unaudited pro forma summary of consolidated results of operations has been prepared as if Borg had been acquired as of January 1, 1995.

                                                                    Year ended
                                                                    ----------
                                                                    December 30,
                                                                       1995
                                                                  --------------
Net sales .....................................................    $108,161,000
                                                                  =============
Income before extraordinary loss ..............................      $2,205,000
                                                                  =============
Net loss ......................................................       $(202,000)
                                                                  =============
Basic and diluted income per share before extraordinary loss ..          $2,205
                                                                  =============
Basic and diluted net loss per share ..........................           $(202)
                                                                  =============

     The pro forma results do not purport to be indicative of the results that would have actually been obtained if Borg had been acquired as of January 1, 1995.

     Effective August 30, 1997, Glenoit Corporation through Glenoit Canada, acquired certain assets and certain liabilities of Collins & Aikman Canada, Inc. for cash consideration of approximately $8.2 million. The acquisition has been accounted for as a purchase and, accordingly, the operating results of the acquired business have been included in the results of operations since the acquisition date. The purchase price allocation attributed approximately $3.4 million to net working capital items, approximately $4.4 million to property, plant and equipment and approximately $ .4 million to goodwill. For the years ended December 28, 1996 and December 23, 1995, the acquired business had sales of approximately $11.6 million and $9.6 million, respectively. Net income and basic and diluted income per share for the periods presented in the accompanying consolidated statements of income would not differ significantly on a pro forma basis adjusted for this acquisition.

                      GLENOIT CORPORATION AND SUBSIDIARIES
             (a wholly owned subsidiary of Glenoit Universal, Ltd.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

4. Factor Receivables

     On December 13, 1995, the Company terminated its agreement with a factor for total cash consideration of approximately $9,160,000. The consideration paid included the repayment of $4,283,000 to the factor for advances and related interest previously borrowed, the repurchase of $4,727,000 of accounts receivable previously sold to the factor under the factor agreement, and a termination fee of $150,000. The Company has accounted for this termination fee as an extraordinary loss on the early extinguishment of debt.

     Prior to December 13, 1995, the Company's factor agreement called for the factor to purchase substantially all trade receivables without recourse up to maximums established by the factor for each customer account. Receivables purchased in excess of these limitations were subject to recourse in the event of nonpayment by the customer. The factor agreement, as amended on June 14, 1994, allowed for advances up to 95% of the factored receivables with interest charged on the net advances at 1% over the prime rate.

5. Inventories

     Inventories are summarized as follows:

                                                    January 4,        January 3,
                                                      1997               1998
                                                   ----------         ----------
Raw materials ............................         $2,567,060         $2,082,516
Work-in-progress .........................          1,432,577          1,516,899
Finished goods ...........................          3,536,283          3,332,857
                                                   ----------         ----------
     Total Inventories ...................         $7,535,920         $6,932,272
                                                   ==========         ==========

6. Long-Term Debt

     At January 4, 1997 and January 3, 1998, long-term debt consisted of the following:

                                                    January 4,      January 3,
                                                      1997             1998
                                                   -----------      ------------
Senior credit facilities:
   Term A Note Payable ......................      $28,000,000                --
   Term B Note Payable ......................       25,000,000                --
   Revolving credit facility ................       14,000,000        $2,000,000
                                                   -----------      ------------
     Total senior credit facilities .........       67,000,000         2,000,000
Senior Subordinated Note Payable at 12.5% ...       15,000,000                --
Senior Subordinated Notes at 11% ............                        100,000,000
                                                   -----------      ------------

     Total ..................................       82,000,000       102,000,000
Less: current maturities ....................       (6,316,239)
                                                   -----------      ------------

     Total long-term debt ...................      $75,683,761      $102,000,000
                                                   ===========      ============

     On April 1, 1997, the Company issued $100,000,000 of senior subordinated notes (the "Senior Subordinated Notes") in a private placement bond offering. The Senior Subordinated Notes bear interest at a fixed rate of 11% and are redeemable on April 15, 2007. The Company at its option, can prepay these notes at a price of 105.5% of the original principal amount, beginning on April 15, 2002. The premium declines by 1.833% thereafter each year beginning on April 15 until reduced to the original principal amount. Additionally, prior to April 15, 2000, the Company may redeem in the aggregate up to 25% of the original aggregate principal amount with the proceeds of one or more Public Equity Offerings, as defined in the Indenture governing the Senior Subordinated Notes, at a redemption price of 110% of the original principal amount. Upon a Change of Control of the

                      GLENOIT CORPORATION AND SUBSIDIARIES
             (a wholly owned subsidiary of Glenoit Universal, Ltd.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

6. Long-Term Debt (Continued)

Company, as defined in the Indenture governing the Senior Subordinated Notes, the holder of a Senior Subordinated Note may require the Company to redeem the note at a price of 101% of the principal amount. Interest is payable semi-annually, and began on October 15, 1997.

     On April 1, 1997, the Company also entered into a $70 million senior credit facility (the "Facility") with a financial institution. Of the total commitment of $70 million under the Facility, $25 million is designated as an Acquisition Commitment and $45 million as a Working Capital Commitment, which is a revolving credit facility limited to the Borrowing Base as defined in the Facility. The Company may borrow under the Acquisition Facility through December 31, 1999. The bank also extended up to a total of $5 million in letters of credit to the Company; however, the amount is limited to the amount of the unused Working Capital Commitment. At January 3, 1998, the Company had $2.0 million outstanding under the Working Capital Commitment, had approximately $ 16.8 million available under the Working Capital Commitment and up to $25 million available under the Acquisition Commitment.

     At the option of the Company, the Company may designate advances under the Facility to bear interest at the Base Rate, as defined in the Facility, plus .5% for an Acquisition Commitment Advance and 1% for a Working Capital Commitment Advance or the Eurodollar Rate plus 2% for an Acquisition Commitment Advance or 2.5% for a Working Capital Commitment Advance. The Company must pay a commitment fee equal to five eighths of one percent per year of the unused Acquisition Commitment and one half of one percent per year of the unused Working Capital Commitment. Additionally, the Company must pay a letter of credit fee of two percent per year of the average available amount under the letters of credit for each quarter such letters of credit are outstanding.

     All interest, commitment fees and letter of credit fees under the Facility are payable quarterly and began on June 30, 1997. The principal balance of the Acquisition Commitment is repayable quarterly commencing on March 31, 2000 in amounts equal to one-twentieth of the aggregate principal balance then outstanding, with the balance due on December 31, 2001. The Working Capital commitment is due on December 31, 2001. Prior to December 31, 1999, the Company may be required to prepay the Acquisition Commitment and Working Capital Commitment in amounts equal to the Net Cash Proceeds of the sale of assets, stock, debt securities or any other Net Cash Proceeds, as defined by the Facility. The Acquisition and Working Capital Commitments would then be permanently reduced by such payment.

     The Facility and Senior Subordinated Notes have various covenants that require the Company to: maintain key financial ratios, restrict corporate borrowings, limit the Company's ability to pay dividends, limit the type and amount of certain investments which may be undertaken by the Company, limit the Company's disposition of assets, limit the Company's ability to enter into operating and capital leases, and restrict the Company's ability to issue shares of its stock.

     Substantially all of the Company's assets and operations are pledged as collateral for the Facility. Holdings and Glenoit Asset Corporation have guaranteed the Company's obligations under the Facility. Holdings and Glenoit Asset Corporation have no substantive assets or operations and rely on the Company to fund their obligations.

     The Senior Subordinated Notes are fully and unconditionally guaranteed, on a joint and several basis, by Glenoit Asset Corporation. Glenoit Asset Corporation's operations consist solely of leasing certain trademarks and other intangibles to Glenoit Corporation. Accordingly, Glenoit Asset Corporation's assets and operations consist primarily of intercompany assets and operations with Glenoit Corporation. Glenoit Canada has not guaranteed the Senior Subordinated Notes. Prior to the formation of Glenoit Canada in June 1997, all of Glenoit Corporation's wholly-owned subsidiaries fully and unconditionally guaranteed the Senior Subordinated Notes. For periods prior to the formation of Glenoit Canada, the Company had no independent operations or assets other than its investment in its subsidiaries. The financial information of the subsudiary guarantors for these periods has been excluded because management believes that this information is not material to investors.

     The following tables present summarized balance sheet information of Glenoit Corporation, Glenoit Asset Corporation, and Glenoit Canada as of January 3, 1998 and the related summarized operating statement and cash flow statement information for the year then ended. The Company believes that separate financial statements and other disclosures regarding Glenoit Asset Corporation, the sole subsidiary guarantor of the Senior Subordinated Notes, are not material to investors. Summarized balance sheet information, in thousands, as of January 3, 1998 is as follows:

                      GLENOIT CORPORATION AND SUBSIDIARIES
             (a wholly owned subsidiary of Glenoit Universal, Ltd.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

6. Long-Term Debt (Continued)



                                                                               Consolidated
                                            Glenoit Glenoit Asset                  Domestic     Glenoit
                                        Corporation   Corporation  Eliminations  Operations      Canada  Eliminations  Consolidated
                                        -----------   -----------  ------------  ----------      ------  ------------  ------------
Cash and cash equivalents .............         651            76                       727         345                       1,072
Accounts and other receivables, net ...      19,046                                  19,046       2,345                      21,391
Inventories ...........................       6,259                                   6,259         673                       6,932
Other current assets ..................       1,119                                   1,119          37                       1,156
                                            -------        ------       -------     -------       -----        ------       -------
     Total current assets .............      27,075            76                    27,151       3,400                      30,551
Property,  plant and equipment, net ...      29,490                                  29,490       5,651                      35,141
Other assets ..........................      43,844        26,054       (52,183)     17,715         428        (8,605)        9,538
                                            -------        ------       -------     -------       -----        ------       -------
     Total assets .....................     100,409        26,130       (52,183)     74,356       9,479        (8,605)       75,230
                                            =======        ======       =======     =======       =====        ======       =======

Accounts payable ......................       5,337             1                     5,338         623                       5,961
Accrued expenses ......................       8,958           651          (651)      8,958         484                       9,442
                                            -------        ------       -------     -------       -----        ------       -------
     Total current liabilities ........      14,295           652          (651)     14,296       1,107                      15,403
Long-term debt ........................     102,000                                 102,000                                 102,000
Other long-term liabilities ...........      28,047                     (26,054)      1,993                                   1,993
Stockholders equity (deficit) .........     (43,933)       25,478       (25,478)    (43,933)      8,372        (8,605)      (44,166)
     Total liabilities and equity           -------        ------       -------     -------       -----        ------       -------
        (deficit) .....................     100,409        26,130       (52,183)     74,356       9,479        (8,605)       75,230
                                            =======        ======       =======     =======       =====        ======       =======

     Summarized operating statements information, in thousands, for the year ended January 3, 1998 is as follows:

                                                                               Consolidated
                                            Glenoit Glenoit Asset                  Domestic     Glenoit
                                        Corporation   Corporation  Eliminations  Operations      Canada  Eliminations  Consolidated
                                        -----------   -----------  ------------  ----------      ------  ------------  ------------
Net sales .............................     142,689                                 142,689       4,232                     146,921
Cost of sales .........................      94,668                                  94,668       3,394                      98,062
                                            -------        ------        ------     -------      ------          ----       -------
Gross profit ..........................      48,021                                  48,021         838                      48,859
Operating expenses ....................      22,586            12                    22,598         334                      22,932
Royalty income (expense) ..............      (7,610)        7,610
                                            -------        ------        ------     -------      ------          ----       -------
Income from operations ................      17,825         7,598                    25,423         504                      25,927
Interest expense (income) .............      12,757        (1,817)                   10,940          (2)                     10,938
Other expense (income) ................      (5,707)                      6,120         413         (11)           331          733
Income taxes ..........................       1,909         3,295                     5,204         186                       5,390
Extraordinary loss, net ...............       2,857                                   2,857                                   2,857
                                            -------        ------        ------     -------      ------          ----       -------
     Net income .......................       6,009         6,120        (6,120)      6,009         331          (331)        6,009
                                            =======        ======        ======     =======      ======          ====       =======


     Summarized cashflow statement information, in thousands, for the year ended January 3, 1998 is as follows:


                                                                               Consolidated
                                            Glenoit Glenoit Asset                  Domestic     Glenoit
                                        Corporation   Corporation  Eliminations  Operations      Canada  Eliminations  Consolidated
                                        -----------   -----------  ------------  ----------      ------  ------------  ------------
Cashflows from operating activities ...      15,874       6,078                     21,952         1,754                     23,706
Cashflows used in investing
     activities .......................     (26,354)                               (26,354)       (1,409)                   (27,763)
Cashflows from financing activities ...      11,172      (6,092)                     5,080                                    5,080
                                             ------      ------         ---        -------        ------        ---         -------
Net increase (decrease) in cash .......         692         (14)                       678           345                      1,023
Cash at beginning of period ...........         (41)         90                         49                                       49
                                             ------      ------         ---        -------        ------        ---         -------
Cash at end of period .................         651          76                        727           345                      1,072
                                             ======      ======         ===        =======        ======        ===         =======

                      GLENOIT CORPORATION AND SUBSIDIARIES
             (a wholly owned subsidiary of Glenoit Universal, Ltd.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

6. Long-Term Debt (Continued)

     On April 1, 1997, the Company utilized the proceeds from the 11% Senior Subordinated Notes to retire the Company's existing debt with financial institutions, which included the balance of an $80 million senior credit facility (the Term A and B Notes and the working capital line of credit) (the "Old Facility") and a $15 million 12.5% Senior Subordinated Note payable (the $15 Million Senior Subordinated Note") Additionally, on April 1, 1997, the Company retired a note to a shareholder of Holdings in the amount of approximately $5.8 million (see Note 10). As a result of the Company's payoff of these obligations, the Company charged to earnings $2,884,000 of net deferred loan costs and a $1,500,000 prepayment penalty related to the $15 million Senior Subordinated Note. The Company has recognized an extraordinary loss from the early extinguishment of debt of $2,857,000, which is net of a tax benefit of $1,527,000 related to these changes.

     At the option of the Company, the Company could designate the Term A and Term B portions of the Old Facility to bear interest at the Base Rate (which is defined as the higher of the bank's prime rate or one-half of one percent above the Federal Funds Rate) plus 1.75% and 2.25%, respectively, or the LIBOR rate plus 3.25% and 3.75%, respectively. The working capital line of credit portion of the Old Facility bore interest at the Base Rate plus 1.5% or the LIBOR rate plus 3%. The $15 Million Senior Subordinated Note bore interest at 12.5%.

     On December 13, 1995, the Company utilized the proceeds from the Old Facility and the $15 Million Senior Subordinated Note to pay off the Company's then existing debt with financial institutions, including $4.8 million of debt issued in connection with the 1995 acquisition described in Note 3. As a result of the Company's payoff of these debts, the Company charged to earnings $1,218,000 of net deferred loan costs and $2,279,000 paid as a prepayment penalty related to the then existing debt. The Company recognized an extraordinary loss from the early extinguishment of debt of $3,497,000 related to these charges in 1995.

     During the years ended December 30, 1995, January 4, 1997, and January 3, 1998 the Company paid $3,870,000, $8,730,000, and $9,017,000 respectively, in cash for interest.

7. Leases

     The Company leases certain equipment and facilities under operating leases that expire through December 2005. Rent expense was $2,797,000, $3,640,000 and $ 4,075,000 during the years ended December 30, 1995, January 4, 1997, and January 3, 1998 respectively.

     On January 1, 1995, the Company entered into a lease with a company, whose shareholders are indirectly shareholders of Holdings, for a warehouse in Tarboro, North Carolina. On December 13, 1995, the Company through its wholly-owned subsidiary Mills, acquired the warehouse from this company for a purchase price of approximately $1,263,000, which approximated its net carrying value. As a result, the Company was released from obligation under this lease effective December 13, 1995. Rent expense related to this facility during 1995 was $458,000.

     As of January 3, 1998 future net minimum lease payments under capital leases and future minimum rental payments required under operating leases that have initial or remaining noncancelable terms in excess of one year are as follows:

                                                                               Capital       Operating
                                                                               Leases         Leases
                                                                            -----------    -----------
  1998                                                                       $ 747,000     $ 3,552,000
  1999                                                                          62,250       3,543,000
  2000                                                                                       3,537,000
  2001                                                                                       2,934,000
  2002                                                                                       2,067,000
  Thereafter..............................................................                   3,965,000
                                                                            -----------    -----------
    Total minimum lease payments.......................................        809,250     $19,598,000
                                                                                           ===========
    Less amounts representing interest, calculated at the Company's incremental borrowing rate......................................
                                                                                49,631
                                                                            ----------
Present value of net minimum lease payments.............................       759,619
Current maturities of capital lease obligations.........................      (697,934)
                                                                            ----------
Capital lease obligations--less current obligations......................   $   61,685
                                                                            ==========

                      GLENOIT CORPORATION AND SUBSIDIARIES
             (a wholly owned subsidiary of Glenoit Universal, Ltd.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

8. Income Taxes

     The provision, including tax benefits on extraordinary losses, for federal, state and foreign income taxes consist of the following components:

                                 December 30,      January 4,         January 3,
                                    1995             1997               1998
                                -----------       -----------       -----------
Current:
     Federal .............      $ 1,455,623       $ 3,260,957       $ 2,867,333
     State ...............          123,000           371,943           891,521
     Foreign .............                                              186,339
                                -----------       -----------       -----------
                                  1,578,623         3,632,900         3,945,193
                                -----------       -----------       -----------
Deferred:
     Federal .............          339,551          (263,662)          730,402
     State ...............          (75,240)          (14,734)         (812,183)
                                -----------       -----------       -----------
                                    264,311          (278,396)          (81,781)
                                -----------       -----------       -----------
          Total ..........      $ 1,842,934       $ 3,354,504       $ 3,863,412
                                ===========       ===========       ===========

     The 1995 and 1997 provisions for federal and state income taxes has been allocated to income before income taxes and extraordinary loss, and the extraordinary loss on early extinguishment of debt.

     A reconciliation of the provision for income taxes to the federal statutory rate of 34% is as follows:

                                                December 30,  January 4,  January 3,
                                                   1995         1997         1998
                                                ----------   ----------   ----------
Statutory federal income tax expense ........     $951,000   $2,539,000   $3,356,000
State income taxes, net of federal benefit ..      107,000      275,000      191,000
Contingencies and nondeductible expenses ....      709,000      475,000      307,000
Other ......................................        75,934       65,504        9,412
                                                ----------   ----------   ----------
Income tax expense ..........................   $1,842,934   $3,354,504   $3,863,412
                                                ==========   ==========   ==========

     Undistributed earnings of the Company's foreign subsidiary amounted to approximately $330,000 at January 3, 1998. These earnings are considered to be indefinitely reinvested and, accordingly, no U. S. federal and state income taxes have been provided. Upon distribution of these earnings in the form of dividends or otherwise, the Company would be subject to additional income taxes.

                      GLENOIT CORPORATION AND SUBSIDIARIES
             (a wholly owned subsidiary of Glenoit Universal, Ltd.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


8.  Income Taxes (Continued)

     Deferred income taxes reflect the tax effects of differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. The significant components of the Company's deferred tax assets and liabilities at January 4, 1997 and January 3, 1998 are as follows:

                                                     January 4,      January 3,
                                                       1997            1998
                                                   -----------      -----------
Deferred tax assets:
Capital loss carry forwards ..................        $416,440         $416,440
Accrued liabilities ..........................         141,366          305,778
Asset valuation allowances ...................         138,473          179,500
State net operating losses ...................              --          561,430
Other ........................................          20,985          139,554
                                                   -----------      -----------
Gross deferred assets ........................         717,264        1,602,702
Valuation allowance ..........................        (416,440)        (416,440)
                                                   -----------      -----------
Deferred tax assets ..........................        $300,824       $1,186,262
Less:  Noncurrent portion ....................                         (409,702)
                                                   -----------      -----------
Current deferred tax assets ..................         300,824          776,560
                                                   -----------      -----------
Deferred tax liabilities:
Depreciation and amortization ................      $1,515,248       $2,248,599
Other ........................................          21,491           91,797
                                                   -----------      -----------
Deferred tax liabilities .....................       1,536,739        2,340,396
Less:  Noncurrent deferred tax asset .........                         (409,702)
                                                   -----------      -----------

Noncurrent deferred tax liability ............      $1,536,739       $1,930,694
                                                   ===========      ===========

     A deferred tax asset is required to be recognized for the tax benefit of deductible temporary differences and net operating loss carryforwards. A valuation allowance is recognized if it is more likely than not that some or all of the deferred tax asset will not be realized. The valuation allowance was provided for the charge-off of an investment in 1993 which is a capital loss realizable as an offset against capital gains in future periods. Subsequent to the mergers in September 1997 discussed in Note 1, the Company generated a net operating loss of approximately $11.3 million at the state level.

     The Company and Holdings have entered into a Tax Sharing Agreement whereby the Company will pay Holdings its respective pro rata share of the total federal consolidated tax liability or receive its respective pro rata share of the total consolidated federal tax refund, as set forth in the Tax Sharing Agreement.
Under the Tax Sharing Agreement, the Company and Holdings are treated as separate tax groups.

     The Company's and Holdings' federal income tax returns for January 1, 1994 and December 31, 1994, have been examined by the Internal Revenue Service ("IRS"). The IRS has assessed taxes, penalties and interest relating to the deductibility of certain expenses claimed as deductions by the Company. The Company is currently in the process of responding to the IRS. In the opinion of management, adequate provision has been made in the accompanying financial statements for its income tax obligations; however, should the Company be responsible for all taxes, penalties and interest assessed by the IRS, the Company would be required to pay an additional amount of approximately $1.6 million over amounts currently accrued. The Company believes that the proposed adjustments by the IRS are inappropriate and intends to vigorously contest these assessments. It is reasonably possible that the Company's current estimate of its obligations related to the IRS assessment will change in the near term.

     The Company's state income tax returns for the years ended January 1, 1994 and December 31, 1994, have been examined by the New York Department of Finance. In April 1997, the New York Department of Finance assessed taxes and interest in the amount of approximately $130,000. The Company is currently in the process of responding to the New York Department of Finance. The Company believes that the proposed adjustments made by the New York Department of Finance are inappropriate and intends to vigorously contest these assessments.

                      GLENOIT CORPORATION AND SUBSIDIARIES
             (a wholly owned subsidiary of Glenoit Universal, Ltd.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


8.  Income Taxes (Continued)

     Holdings has an indemnification agreement with a shareholder with respect to certain tax obligations. While tax obligations are the expense and liability of the Company and Holdings, the indemnification agreement provides for an additional contribution of capital to Holdings from this shareholder via reductions of long-term obligations due the shareholder from Holdings.

     During the years ended December 30, 1995, January 4, 1997, and January 3, 1998 the Company paid $3,486,000, $2,952,000, and $ 2,033,000 respectively, in cash for taxes.

9. Employee Benefit Plans

     The Company has non-contributory pension plans covering substantially all of its employees. The benefits are based on years of service and the employee's compensation during the years of credited service. The Company's funding policy is to contribute annually the maximum amount that can be deducted for federal income tax purposes. Assets of the plan are managed by a trustee and invested in marketable securities, money market instruments, and mutual funds. The following sets forth the plans' status based on actuarial studies as of January 4, 1997 and January 3, 1998:

                                                                           January 4,       January 3,
                                                                              1997            1998
                                                                           ------------    ------------
Actuarial present value of benefit obligations:
     Accumulated benefit obligation, including vested benefits of
        $7,878,842 and $9,987,225 , respectively .......................     $8,362,919     $10,209,432
                                                                           ============    ============
     Projected benefit obligation for service rendered to date .........     $9,905,860     $11,716,828
     Plan assets at fair value .........................................      9,242,634      12,043,836
                                                                           ------------    ------------
     Plan assets in excess of projected benefit obligation (projected
        benefit obligation in excess of plan assets) ...................       (663,226)        327,008
     Unrecognized prior service cost ...................................        474,714         322,825
     Unrecognized net asset being amortized over 12 years (salaried) and
        9 years (non-salaried) .........................................       (325,462)       (210,983)
     Unrecognized (gain) loss ..........................................        364,639        (433,353)
                                                                           ------------    ------------
     Prepaid pension cost (accrued pension) included in other current
        assets (accrued expenses) ......................................      $(149,335)         $5,497
                                                                           ============    ============
                                                                            December 30,      January 4,       January 3,
                                                                               1995              1997             1998
                                                                           -----------       -----------       -----------
Net pension cost includes the following components:
     Service cost--benefits earned during the period ................         $432,085         $530,689          $499,795
     Interest cost on projected benefit obligations .................          556,019          666,149           734,657
     Actual return on plan assets ...................................       (1,452,735)        (972,441)       (1,541,513)
     Net amortization and deferral of unrecognized net
        gain (loss) .................................................          952,598          344,316           842,319
                                                                           -----------       -----------       -----------
     Net periodic pension expense for year ..........................         $487,967         $568,713          $535,258
                                                                           ===========      ===========       ===========


     A weighted average discount rate of 7.5% and a 4.5% rate of increase in future compensation levels was used in determining the actuarial present value of the projected benefit obligations for both 1996 and 1997. The expected long-term rate of return of pension plan assets was 8% for both 1996 and 1997.

                      GLENOIT CORPORATION AND SUBSIDIARIES
             (a wholly owned subsidiary of Glenoit Universal, Ltd.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

9.  Employee Benefit Plans (Continued)

     In 1995, the Company established a defined contribution plan (the "Plan") for all hourly employees in Tennessee. Under the Plan, the Company must contribute 2.5% of employee salaries to the Plan each plan year. Contributions were approximately $20,000 and $65,000 during the years ended January 4, 1997 and January 3, 1998, respectively. In 1997, the Company established a defined contribution plan (the "1997 Plan") for all other domestic employees not covered by the Plan. Under the 1997 Plan, the Company matches contributions made by the employees at 50% up to a maximum of 3% of the employees earnings. Contributions made by the Company were approximately $240,000 during 1997. Amounts contributed under the Plan and the 1997 Plan are invested by a trustee in a variety of investment options, including marketable securities and mutual funds.

10. Related Party Transactions

     The Company has an unsecured 4% note receivable from an officer with a face amount of $300,000. The note will be forgiven by the Company under certain circumstances and, accordingly, the Company is recognizing compensation expense over the term of the note, which is expected to be December 31, 2005. The unamortized balance at January 4, 1997 and January 3, 1998 was $211,500 and $187,500 respectively.

     During 1995, the Company loaned a shareholder of Holdings a total of $1,297,787 in the form of notes receivable bearing interest at rates ranging from 4% to 9%. During 1995, the shareholder repaid $888,328 of these notes. On December 13, 1995, the Company distributed a noncash dividend of $2,170,541, which represented the balance of these notes at the distribution date and certain other receivables and assets to Holdings.

     During the year ended December 30, 1995, the Company sold approximately $645,000 in merchandise to a company owned indirectly by a shareholder of Holdings. During the years ended December 30, 1995 and January 4, 1997, the Company paid a total of approximately $650,000 and $175,000, respectively, to companies under common ownership and related parties for management and consulting fees.

     Included in other receivables at January 4, 1997 are receivables of approximately $297,000 from companies indirectly owned by a shareholder of Holdings.

     All expenses of the Company are reflected in the Consolidated Financial Statements. No costs are incurred by Holdings on behalf of the Company. As discussed in Note 8, the Company has a tax sharing agreement with Holdings whereby the Company will pay Holdings its respective prorata share of the total federal consolidated tax liability or receive its respective prorata share of the total federal consolidated tax refund. The impact to the Company is recorded in the "Due from Parent" or "Due to Parent" accounts.

     On March 5, 1997, the Company declared a dividend and issued a note in the amount of approximately $5.8 million to a shareholder of Holdings in satisfaction of a contingent earnout obligation of Holdings related to the Recapitalization discussed in Note 2. This note contained a mandatory prepayment provision which required the Company to retire the Note and accrued interest as of the date of a bond offering of the Company. On April 1, 1997, the Company retired the Note with proceeds from the bond offering described in Note 6.

     On June 14, 1997, the Company declared a dividend in the amount of $1.6 million to enable Holdings to exercise an option to repurchase shares of Holdings' common stock and to repay a note due to a shareholder of Holdings. This transaction was related to the Recapitalization discussed in Note 2.
Additionally, as part of the same transaction the Company made a loan of $931,263 to an officer at an interest rate of prime plus .5%. The principal and interest were repaid in full on August 12, 1997.

     In August 1997, Holdings granted an officer of the Company 1,286.211 options for shares of Holdings' Class A common stock at an exercise price of $37,500 in the aggregate. The officer exercised the options immediately; however, the stock is restricted and subject to certain vesting requirements. On December 30, 1997, Holdings removed all vesting requirements and the Company recorded non-cash compensation expense of approximately $200,000 during the fourth quarter of 1997.

                      GLENOIT CORPORATION AND SUBSIDIARIES
             (a wholly owned subsidiary of Glenoit Universal, Ltd.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)




11. Commitments and Contingencies

     Holdings is a holding company and as a result does not have any substantive assets or operations that generate revenues or cash flows. Accordingly, Holdings relies on the Company's distribution of dividends in order to fund its operations and meet its obligations, including its interest and principal payments.

     As of January 3, 1998, Holdings has obligations with a face amount of approximately $26.9 million, bearing interest at stated rates between 5% to 12.5%, to shareholders ("Shareholder Notes") with principal due in 2004 and 2005. These obligations are not reflected in the Company's accompanying balance sheets or income statements. Subject to existing debt restrictions, Shareholder Notes with a face amount of approximately $9.7 million contain certain acceleration clauses. They include the sale of stock in a registered public offering, certain mergers and certain changes of existing shareholder ownership. At the option of Holdings, subject to the Company's existing debt restrictions (Note 6), the interest may be paid by the issuance of additional notes or in cash. However, Holdings must pay interest in cash on certain of the Shareholder Notes if defined levels of consolidated cash flows of Holdings are attained. Annual interest payments during the next five years are approximately $2 million in 1998, and approximately $2.6 million per year thereafter, excluding interest on notes that may be issued to pay interest. Assuming Holdings pays all interest payments related to the Shareholder Notes with additional notes, the Company's ultimate distribution of dividends in order for Holdings to meet its existing debt obligations is expected to be approximately $63 million beginning December 2004 through December 2005. However, the Company may be required to declare dividends in order for Holdings to fund certain of its obligations in cash as discussed above. Such amounts could approximate $3 million in the aggregate and are due through December 2004, if the defined levels of consolidated cash flow of Holdings are met.

     From time to time, the Company is involved in litigation which arises in the ordinary course of business. Management believes the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position or results of operations.