Form 10-Q
period 1998-04-04
GLENOIT CORP; GLENOIT ASSET CORP
filed 1998-05-14
CIK 1047368, 1051260

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
  X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ---- EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED APRIL 4, 1998


                                       OR

___TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes__X_  No___



None of the voting securities of Glenoit Corporation or Glenoit Asset Corporation is held by non-affiliates.

As of April 4, 1998, there were 1,000 shares of Glenoit Corporation common stock outstanding.

                   DOCUMENTS INCORPORATED BY REFERENCE: NONE

PART 1 - FINANCIAL INFORMATION

Item 1.     Financial Statements

                     GLENOIT CORPORATION AND SUBSIDIARIES
              (A WHOLLY-OWNED SUBSIDIARY OF GLENOIT UNIVERSAL, LTD.)
                           CONSOLIDATED BALANCE SHEETS




                                                                                              January 3,        April 4,
                                                                                                 1998             1998
                                                                                             --------------   --------------
                                        ASSETS                                                                 (Unaudited)
Current assets:
     Cash and cash equivalents                                                             $     1,072,280  $       115,077
     Receivables:
          Trade Accounts receivable, net of allowace of $543,000 and
               $602,000 as of January 3, 1998 and April 4, 1998, respectively                   21,216,104       34,996,012
          Other receivables                                                                        174,561          199,080
     Inventories                                                                                 6,932,272        9,793,975
     Prepaid expenses and other current assets                                                   1,155,761        1,703,025
                                                                                             --------------   --------------

                    Total current assets                                                        30,550,978       46,807,169

Property, plant and equipment, net                                                              35,141,104       40,296,842

Other assets:
     Notes receivable from related party                                                           187,500          281,825
     Intangible assets, net of accumulated amortization of $1,251,002 and $1,312,053 as of January 3, 1998 and April 4, 1998,
          respectively                                                                           4,420,319        4,359,268
     Deferred loan costs and other, net of accumulated amortization of
          $523,743 and $682,489 as of January 3, 1998 and April 4, 1998,
          respectively                                                                           4,929,666        4,820,998
                                                                                             --------------   --------------

                    Total assets                                                           $    75,229,567  $    96,566,102
                                                                                             ==============   ==============


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

                     GLENOIT CORPORATION AND SUBSIDIARIES
              (A WHOLLY-OWNED SUBSIDIARY OF GLENOIT UNIVERSAL, LTD.)
                         CONSOLIDATED BALANCE SHEETS


                                                                                  January 3,              April 4,
                                                                                     1998                   1998
                                                                                ----------------       ---------------
                  LIABILITIES AND STOCKHOLDER'S DEFICIT                                                 (Unaudited)
Current liabilities:
     Accounts payable                                                      $          5,961,475   $         9,282,776
     Accrued expenses                                                                 6,065,182             9,287,494
     Current maturities of capital lease obligations                                    697,934               592,233
     Due to Holdings                                                                  2,678,587             3,068,587
                                                                                ----------------       ---------------

                    Total current liabilities                                        15,403,178            22,231,090

Long-term debt                                                                      102,000,000           115,000,000
Capital lease obligations - less current maturities                                      61,685                     0
Deferred income taxes                                                                 1,930,694             2,080,694
                                                                                ----------------       ---------------

                    Total liabilities                                               119,395,557           139,311,784
                                                                                ----------------       ---------------

Commitments and contingencies

Stockholder's deficit:
     Common stock, $.01 par value, 1,000 shares authorized, issued
         and outstanding as of January 3, 1998 and April 4, 1998                             10                    10
     Additional paid-in capital                                                       1,361,713             1,361,713
     Accumulated deficit                                                      (      45,295,099 )    (     43,909,294 )
     Accumulated other comprehensive income                                   (         232,614 )    (        198,111 )
                                                                                ----------------       ---------------

                    Total stockholder's deficit                               (      44,165,990 )    (     42,745,682 )
                                                                                ----------------       ---------------

                    Total liabilities and stockholder's deficit            $         75,229,567   $        96,566,102
                                                                                ================       ===============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

                   GLENOIT CORPORATION AND SUBSIDIARIES
              (A WHOLLY-OWNED SUBSIDIARY OF GLENOIT UNIVERSAL, LTD.)
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                                                  Three Months Ended
                                                                         ----------------------------------------
                                                                             April 5,               April 4,
                                                                               1997                   1998
                                                                         -----------------      -----------------
              Net sales                                            $           32,379,589 $           38,779,918

              Cost of sales                                                    22,379,142             27,236,963
                                                                         -----------------      -----------------

                        Gross profit                                           10,000,447             11,542,955
                                                                         -----------------      -----------------

              Operating expenses:
                   Selling                                                      2,970,991              3,420,050
                   Administrative                                               2,151,982              2,385,065
                   Research and development                                       496,119                427,977
                                                                         -----------------      -----------------
                        Total operating expenses                                5,619,092              6,233,092
                                                                         -----------------      -----------------

              Income from operations                                            4,381,355              5,309,863
                                                                         -----------------      -----------------

              Other income (expense):
                   Interest expense                                   (         2,111,061 )  (         3,003,349 )
                   Amortization of deferred financing costs           (           173,478 )  (           158,746 )
                   Other                                              (            51,924 )               16,663
                                                                         -----------------      -----------------
                        Total other expense                           (         2,336,463 )  (         3,145,432 )
                                                                         -----------------      -----------------
              Income before income taxes and
                   extraordinary loss                                           2,044,892              2,164,431

              Income tax expense                                                  902,073                778,626
                                                                         -----------------      -----------------

              Income before extraordinary loss                                  1,142,819              1,385,805

              Extraordinary loss on early extinguishment
                   of debt, net of tax benefit of $1,527,000                    2,856,884
                                                                         -----------------      -----------------

              Net income (loss)                                    $  (         1,714,065 )  $         1,385,805
                                                                         =================      =================

              Basic and diluted income per share:
                   Income before extraordinary loss                $                1,143 $                1,386

                   Extraordinary loss on early extinguishment
                      of debt                                         (             2,857 )
                                                                         -----------------      -----------------

                   Net income (loss)                               $  (             1,714 )                1,386
                                                                         =================      =================

                   Weighted average shares outstanding                              1,000                  1,000
                                                                         =================      =================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS

                   GLENOIT CORPORATION AND SUBSIDIARIES
            (A WHOLLY-OWNED SUBSIDIARY OF GLENOIT UNIVERSAL, LTD.) CONSOLIDATED STATEMENT OF STOCKHOLDER'S DEFICIT (UNAUDITED)
                    FOR THE THREE MONTHS ENDED APRIL 4, 1998

                                                                          Retained             Accumulated
                        Shares of                     Additional          Earnings                Other
                         Common        Common          Paid-in          (Accumulated          Comprehensive
                         Stock          Stock          Capital            Deficit)               Income                 Total
                      -------------  ------------   --------------      -------------         --------------        --------------
Balance as of
   January 3, 1998           1,000 $          10 $      1,361,713 $  (    45,295,099 )  $  (        232,614 )  $ (     44,165,990 )

Net Income                                                                 1,385,805                                    1,385,805

Accumulated Other
   Comprehensive
   Income                                                                                            34,503                34,503
                      -------------  ------------   --------------      -------------         --------------        --------------

Balance as of
   April 4, 1998             1,000 $          10 $      1,361,713 $  (    43,909,294 )  $  (        198,111 )  $ (     42,745,682 )
                      =============  ============   ==============      =============         ==============        ==============



           CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)
                    FOR THE THREE MONTHS ENDED APRIL 4, 1998

Net Income                                           $        1,385,805

Other comprehensive income, net of tax:
     Currency translation adjustment                             34,503
                                                           -------------

Comprehensive income                                 $        1,420,308
                                                           =============




THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

                    GLENOIT CORPORATION AND SUBSIDIARIES
              (A WHOLLY-OWNED SUBSIDIARY OF GLENOIT UNIVERSAL, LTD.)
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                            Three Months Ended
                                                                                  --------------------------------------

                                                                                     April 5,               April 4,
                                                                                       1997                   1998
                                                                                  ----------------       ---------------
Cash flows from operating activities:
     Net income (loss)                                                     $   (        1,714,065 )  $        1,385,805
     Adjustments to reconcile net income (loss) to net cash
        used in operating activities:
          Loss on early extinguishment of debt                                          4,383,884
          Depreciation and amortization                                                   954,502             1,289,538
          (Gain) loss on sale of property and equipment                                    38,080    (            4,778 )
          Effect of foreign currency exchange rate                                                               34,503
          Changes in operating assets and liabilities:
             Trade and other receivables                                       (        8,365,895 )  (       13,804,427 )
             Inventories                                                       (        2,169,252 )  (        2,861,703 )
             Prepaid expenses and other                                        (          791,513 )  (          593,091 )
             Due to Holdings                                                   (          550,404 )             390,000
             Accounts payable                                                           3,902,087             3,321,301
             Accrued expenses and other liabilities                            (          629,509 )           3,372,312
                                                                                  ----------------       ---------------
               Net cash used in operating activities                           (        4,942,085 )  (        7,470,540 )
                                                                                  ----------------       ---------------

Cash flows from investing activities:
   Purchases of and additions to property, plant and equipment                 (          533,000 )  (        6,230,777 )
   Proceeds from sale of property and equipment and refunds of
          deposits                                                                          3,600                11,500
                                                                                  ----------------       ---------------
               Net cash used in investing activities                           (          529,400 )  (        6,219,277 )
                                                                                  ----------------       ---------------

Cash flows from financing activities:
   Payments on capital lease obligations                                       (           99,834 )  (          167,386 )
   Proceeds from line of credit and issuance of debt, net                              12,256,419            13,000,000
   Advances on notes receivable - related parties                                                    (          100,000 )
   Payments for financing costs                                                (        6,642,846 )
                                                                                  ----------------       ---------------
               Net cash provided by financing activities                                5,513,739            12,732,614
                                                                                  ----------------       ---------------

               Net increase (decrease) in cash and cash equivalents                        42,254    (          957,203 )

Cash and cash equivalents at beginning of period                                           48,817             1,072,280
                                                                                  ----------------       ---------------

Cash and cash equivalents at end of period                                 $               91,071 $             115,077
                                                                                  ================       ===============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

                      GLENOIT CORPORATION AND SUBSIDIARIES
             (A WHOLLY-OWNED SUBSIDIARY OF GLENOIT UNIVERSAL, LTD.) Notes to Consolidated Financial Statements (Unaudited)


1.       SIGNIFICANT ACCOUNTING POLICIES

         BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements of Glenoit Corporation and subsidiaries (collectively the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month period ended April 4, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending January 2, 1999. The unaudited financial statements should be read in conjunction with the audited financial statements and footnotes thereto for the fiscal year ended January 3, 1998.

         CONSOLIDATION

         Prior to September 1997, the accompanying financial statements included the accounts of Glenoit Corporation and its wholly-owned subsidiaries Glenoit Mills, Inc. ("Mills"), Tarboro Properties, Inc. ("Tarboro"), and Glenoit Asset Corporation, Inc. ("Glenoit Asset Corporation"). In September 1997, Glenoit Corporation merged with Mills and Tarboro. In addition, Glenoit Corporation's newly formed wholly-owned subsidiary, Glenoit Corporation of Canada ("Glenoit Canada") acquired the assets of Collins & Aikman Canada Inc. (see Note 7). Accordingly, at April 4, 1998 the accompanying financial statements include the accounts of Glenoit Corporation and it's wholly-owned subsidiaries Glenoit Canada and Glenoit Asset Corporation. The Company is a wholly-owned subsidiary of Glenoit Universal, Ltd. ("Holdings").

         NET INCOME PER SHARE

         As of January 3, 1998, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share", which requires the Company to present both basic and diluted earnings per share. There is no difference between the Company's basic and diluted earnings per share as the Company does not have any common stock equivalents.

                      GLENOIT CORPORATION AND SUBSIDIARIES
             (A WHOLLY-OWNED SUBSIDIARY OF GLENOIT UNIVERSAL, LTD.) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.       SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS

         The Company adopted Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" ("SFAS No. 130") for the fiscal year ending January 2, 1999. SFAS No. 130 requires the Company to display an amount representing the total comprehensive income for the period in a financial statement which is displayed with the same prominence as other financial statements. The Company did not have any items of other comprehensive income for the period ended April 5, 1997 and therefore is not required to report comprehensive income.

2.        RELATED PARTY TRANSACTIONS

         On March 5, 1997, the Company declared a dividend and issued a note in the amount of approximately $5.8 million (the "Note") to a shareholder of Holdings in satisfaction of a contingent earnout obligation of Holdings related to the recapitalization discussed in the January 3, 1998 financial statements. This note contained a mandatory prepayment provision which required the Company to retire the Note and accrued interest as of the date of a bond offering of the Company. On April 1, 1997, the date of the bond offering described in Note 4, the Company retired the Note from the proceeds of the bond offering.

         In March 1998, the Company loaned an officer $100,000 and created an unsecured note receivable.



3.       INVENTORIES

         Inventories are summarized as follows:

                                                            January 3,            April 4,
                                                               1998                 1998
                                                         -----------------    -----------------
                                                                                   (Unaudited)

          Raw Materials                                        $2,082,516           $3,477,582
          Work-in-process                                       1,516,899            2,131,130
          Finished goods                                        3,332,857            4,185,263
                                                         -----------------    -----------------

                    Total inventories                          $6,932,272           $9,793,975
                                                         =================    =================

                      GLENOIT CORPORATION AND SUBSIDIARIES
             (A WHOLLY-OWNED SUBSIDIARY OF GLENOIT UNIVERSAL, LTD.) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)



4.        LONG-TERM DEBT

         As of January 3, 1998 and April 4, 1998 long-term debt consisted of the following:

                                                                January 3,           April 4,
                                                                  1998                1998
                                                                                   (unaudited)
         Senior credit facility...........................       $  2,000,000          $ 15,000,000
         Senior subordinated notes at 11%.................        100,000,000           100,000,000
                                                                  ------------          -----------
              Total long-term debt........................       $102,000,000          $115,000,000
                                                                 ============-         ============

         On April 1, 1997, the Company issued $100,000,000 of senior subordinated notes (the "Senior Subordinated Notes") in a private placement bond offering. The Senior Subordinated Notes bear interest at a fixed rate of 11% and mature on April 15, 2007. The Company at its option, can prepay these notes at a price of 105.5% of the original principal amount, beginning on April 15, 2002. The premium declines by 1.833% thereafter each year beginning on April 15 until reduced to the original principal amount. Additionally, prior to April 15, 2000, the Company may redeem in the aggregate up to 25% of the original aggregate principal amount with the proceeds of one or more Public Equity Offerings, as defined in the Indenture governing the Senior Subordinated Notes, at a redemption price of 110% of the original principal amount. Upon a Change of Control of the Company, as defined in the Indenture governing the Senior Subordinated Notes, the holder of a Senior Subordinated Note may require the Company to redeem the note at a price of 101% of the principal amount. Interest is payable semi-annually, and began on October 15, 1997.

         On April 1, 1997, the Company also entered into a $70 million senior credit facility (the "Facility") with a financial institution. Of the total commitment of $70 million under the Facility, $25 million is designated as an Acquisition Commitment and $45 million as a Working Capital Commitment, which is a revolving credit facility limited to the Borrowing Base as defined in the Facility. The Company may borrow under the Acquisition Facility through December 31, 1999. The bank also extended up to a total of $5 million in letters of credit to the Company; however, the amount is limited to the amount of the unused Working Capital Commitment. At April 4, 1998, the Company had $15 million outstanding under the Working Capital Commitment, and approximately $16.4 million available under the Working Capital Commitment and up to $25 million available under the Acquisition Commitment.

         At the option of the Company, the Company may designate advances under the Facility to bear interest at the Base Rate, as defined in the Facility, plus .5% for an Acquisition

                      GLENOIT CORPORATION AND SUBSIDIARIES
             (A WHOLLY-OWNED SUBSIDIARY OF GLENOIT UNIVERSAL, LTD.) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.       LONG TERM DEBT (CONTINUED)

         Commitment Advance and 1% for a Working Capital Commitment Advance or the Eurodollar Rate plus 2% for an Acquisition Commitment Advance or 2.5% for a Working Capital Commitment Advance. The Company must pay a commitment fee equal to five eighths of one percent per year of the unused Acquisition Commitment and one half of one percent per year of the unused Working Capital Commitment. Additionally, the Company must pay a letter of credit fee of two percent per year of the average available amount under the letters of credit for each quarter such letters of credit are outstanding.All interest, commitment fees and letter of credit fees under the Facility are payable quarterly and began on June 30, 1997. The principal balance of the Acquisition Commitment is repayable quarterly commencing on March 31, 2000 in amounts equal to one-twentieth of the aggregate principal balance then outstanding, with the balance due on December 31, 2001. The Working Capital commitment is due on December 31, 2001.

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

         The Senior Subordinated Notes are fully and unconditionally guaranteed, on a joint and several basis, by Glenoit Asset Corporation. Glenoit Asset Corporation's operations consist solely of leasing certain trademarks and other intangibles to Glenoit Corporation. Accordingly, Glenoit Asset Corporation's assets and operations consist primarily of intercompany assets and operations with Glenoit Corporation. Glenoit Canada has not guaranteed the Senior Subordinated Notes. Prior to the formation of Glenoit Canada in June 1997, all of Glenoit Corporation's wholly-owned subsidiaries fully and unconditionally guaranteed the Senior Subordinated Notes. For periods prior to the formation of Glenoit Canada, the Company had no independent operations or assets other than its investment in its subsidiaries. The financial information of the subsidiary

                      GLENOIT CORPORATION AND SUBSIDIARIES
             (A WHOLLY-OWNED SUBSIDIARY OF GLENOIT UNIVERSAL, LTD.) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.       LONG TERM DEBT (CONTINUED)

         guarantors for these periods has been excluded because management believes that this information is not material to investors.

         The following tables present summarized balance sheet information of Glenoit Corporation, Glenoit Asset Corporation, and Glenoit Canada as of April 4, 1998 and the related summarized operating statement and cash flow statement information for the period then ended. The Company believes that separate financial statements and other disclosures regarding Glenoit Asset Corporation, the sole subsidiary guarantor of the Senior Subordinated Notes, are not material to investors. Summarized balance sheet information, in thousands, as of April 4, 1998 is as follows (unaudited):



                                                 Glenoit              Consolidated
                                    Glenoit        Asset                  Domestic
                                 Corporation Corporation  Eliminations  Operations  Canada  Eliminations Consolidated
Cash and cash equivalents.............(286)           74                   (  212)     327                        115
Accounts and other receivables, net..32,722                                 32,722   2,473                     35,195
Inventories...........................8,971                                  8,971     823                      9,794
Other current assets..................1,646                                  1,646      57                      1,703
                                    -------                                -------      --                      -----
     Total current assets........... 43,053           74                    43,127   3,680                     46,807
Property,  plant and equipment, net..33,871                                 33,871   6,426                     40,297
Other assets.........................46,744       28,511      (57,096)      18,159     423       (9,120)        9,462
                                   --------       ------      --------       ------    ---       -------        -----
     Total assets...................123,668       28,585      (57,096)      95,157  10,529       (9,120)       96,566
                                    =======       ======      ========      ======  ======       =======       ======

Accounts payable..................... 8,192                                  8,192   1,091                      9,283
Other current liabilities..........  12,432        1,510       (1,510)      12,432     516                     12,948
                                   --------        -----       -------    --------     ---                     ------
     Total current liabilities.......20,624        1,510       (1,510)      20,624   1,607                     22,231
Long-term debt......................115,000                                115,000                            115,000
Other long-term liabilities........  30,592                   (28,511)       2,081                              2,081

Stockholders equity (deficit).....  (42,548)      27,075       (27,075)    (42,548)   8,922       (9,120)     (42,746)
                                    --------      ------      --------     --------   -----       -------     --------

     Total liabilities and equity
        (deficit)................... 123,668      28,585      (57,096)      95,157   10,529       (9,120)       96,566
                                     =======      ======      ========      =======  ======       =======       ======



         Summarized operating statements information, in thousands, for the three months ended April 4, 1998 is as follows (unaudited):

                                                                         Consolidated
                                     Glenoit Glenoit Asset                   Domestic   Glenoit
                                 Corporation   Corporation   Eliminations  Operations    Canada   Eliminations Consolidated

Net sales.............................35,531                                   35,531     3,249                      38,780
Cost of sales.........................24,792                                   24,792     2,445                      27,237
                                      ------                                   ------     -----                      ------
Gross profit..........................10,739                                   10,739       804                      11,543
Operating expenses.....................5,959             3                      5,962       271                       6,233
Royalty income (expense)..............(1,935)        1,935                          -         -                           -
                                     -------         -----                     ------  --------                      ------
Income from operations................ 2,845         1,932                      4,777       533                       5,310
Interest expense (income)............. 3,534         (525)                      3,009     (  6)                       3,003
Other expense (income)...............(1,797)                       1,597       ( 200)     (  7)            349          142
Income taxes.......................... (278)           860              -         582       197              -          779
                                       -----           ---        -------         ---       ---          -----          ---
     Net income....................... 1,386         1,597        (1,597)       1,386       349          (349)        1,386
                                       =====         =====        =======       =====       ===          =====        =====

                      GLENOIT CORPORATION AND SUBSIDIARIES
             (A WHOLLY-OWNED SUBSIDIARY OF GLENOIT UNIVERSAL, LTD.) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


4.       LONG-TERM DEBT (CONTINUED)

         Summarized cashflow statement information, in thousands, for the period ended April 4, 1998 is as follows (unaudited):

                                                                            Consolidated
                                        Glenoit  Glenoit Asset                  Domestic   Glenoit
                                    Corporation    Corporation   Eliminations Operations    Canada   Eliminations Consolidated

Cashflows from operating activities... (10,617)          2,455                   (8,162)       691                     (7,471)
Cashflows used in investing
     activities....................... ( 5,344)                                  (5,344)     (875)                     (6,219)
Cashflows from financing activities...   15,024         (2,457)                   12,567       166                      12,733
                                       --------         -------                  -------     -----                     -------
Net decrease in cash.................. (   937)         (    2)                 (   939)     ( 18)                     (  957)
Cash at beginning of period...........      651              76                      727       345                       1,072
                                       --------         -------                 --------     -----                     -------
Cash at end of period................. (   286)              74                 (   212)       327                         115
                                       ========              ==                 ========       ===                         ===


         On April 1, 1997, the Company utilized the proceeds from the 11% Senior Subordinated Notes to retire the Company's existing debt with financial institutions, which included the balance of an $80 million senior credit facility (the Term A and B Notes and the working capital line of credit) (the "Old Facility") and a $15 million 12.5% Senior Subordinated Note payable (the $15 Million Senior Subordinated Note"). Additionally, on April 1, 1997, the Company retired a note to a shareholder of Holdings in the amount of approximately $5.8 million. As a result of the Company's payoff of these obligations, the Company charged to earnings $2,884,000 of net deferred loan costs and a $1,500,000 prepayment penalty related to the $15 million Senior Subordinated Note. During the first quarter of 1997, the Company recognized an extraordinary loss from the early extinguishment of debt of $2,857,000, which is net of a tax benefit of $1,527,000 related to these charges.



5.       COMMITMENTS AND CONTINGENCIES

         Holdings is a holding company and as a result does not have any substantive assets or operations that generate revenues or cash flows. Accordingly, Holdings relies on the Company's distribution of dividends in order to fund its operations and meet its obligations, including its interest and principal payments.

         Holdings has obligations with a face amount of approximately $26.9 million, bearing interest at stated rates between 5% to 12.5%, to shareholders ("Shareholder Notes") with principal due in 2004 and 2005. These obligations are not reflected in the Company's accompanying balance sheets or income statements. Subject to existing debt restrictions, Shareholder Notes with a face amount of approximately $9.7 million contain certain acceleration clauses. At the option of Holdings, subject to the Company's existing debt restrictions, the interest may be paid by the issuance of additional notes or in cash.

                      GLENOIT CORPORATION AND SUBSIDIARIES
             (A WHOLLY-OWNED SUBSIDIARY OF GLENOIT UNIVERSAL, LTD.) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


5.       COMMITMENTS AND CONTINGENCIES (CONTINUED)

         However, Holdings must pay interest in cash on certain of the Shareholder Notes if defined levels of consolidated cash flows of Holdings are attained. Annual interest payments during the next five years are approximately $2 million in 1998, and approximately $2.6 million per year thereafter, excluding interest on notes that may be issued to pay interest. Assuming Holdings makes all interest payments related to the Shareholder Notes with additional notes, the Company's ultimate distribution of dividends in order for Holdings to meet its existing debt obligations is expected to be approximately $63 million beginning December 2004 through December 2005. However, the Company may be required to declare dividends in order for Holdings to fund certain of its obligations in cash as discussed above. Such amounts could approximate $3 million in the aggregate and are due through December 2004, if the defined levels of consolidated cash flow of Holdings are met.



6.       INCOME TAXES

         The Company's and Holdings' federal income tax returns for the years ended January 1, 1994 and December 31, 1994, have been examined by the Internal Revenue Service ("IRS"). The IRS has assessed taxes, penalties and interest relating to the deductibility of certain expenses claimed as deductions by the Company. The Company is currently in the process of responding to the IRS. In the opinion of management, adequate provision has been made in the accompanying financial statements for its income tax obligations; however, should the Company be responsible for all taxes, penalties and interest assessed by the IRS, the Company would be required to pay an additional amount of approximately $1.6 million over amounts currently accrued. The Company believes that the proposed adjustments by the IRS are inappropriate and intends to vigorously contest these assessments.

         Holdings has an indemnification agreement with a shareholder with respect to certain tax obligations. While tax obligations are the expense and liability of the Company and Holdings, the indemnification agreement provides for an additional contribution of capital to Holdings from this shareholder via reductions of long-term obligations due the shareholder from Holdings.

         The Company and Holdings, have entered into a Tax Sharing Agreement whereby the Company will pay Holdings its respective pro rata share of the total consolidated tax liability or receive its respective pro rata share of the total consolidated tax refund, as set forth in the tax sharing agreement. Under the Tax Sharing Agreement, the Company and Holdings are treated as separate tax groups.

                      GLENOIT CORPORATION AND SUBSIDIARIES
             (A WHOLLY-OWNED SUBSIDIARY OF GLENOIT UNIVERSAL, LTD.) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)



7.       ACQUISITIONS

         Effective August 30, 1997, Glenoit Corporation through Glenoit Canada, acquired certain assets and certain liabilities of Collins & Aikman Canada, Inc. for cash consideration of approxiomately $8.2 million. The acquisition has been accounted for as a purchase and, accordingly, the operating results of the acquired business have been included in the results of operations since the acquisition date. The purchase price allocation attributed approximately $3.4 million to net working capital items, approximately $4.4 million to property, plant and equipment and approximately $ .4 million to goodwill. For the first quarter of 1997, the acquired business had sales of approximately $2.8 million. Net income and basic and diluted income per share for the three months ended April 5, 1997 as presented in the accompanying unaudited consolidated statements of income would not differ significantly on a proforma basis adjusted for this acquisition.

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

On December 13,1995, Glenoit Universal, Ltd. ("Holdings") formed a wholly owned subsidiary, Glenoit Corporation (the Company), formerly Glenoit Intermediate, Inc. and exchanged all of the issued and outstanding stock of Glenoit Mills, Inc. and subsidiary ("Mills") for all of the issued and outstanding shares of common stock of Glenoit Corporation. The Company is engaged primarily in the manufacture of fabric ("Fabric Division") and household rugs ("Consumer Products Division") with plants in North Carolina, Canada and Tennessee. The Company offers a wide range of textile products to customers in retail, apparel, and automotive industries throughout North America.


RESULTS OF OPERATIONS

Net sales for the quarter ended April 4, 1998, increased to $38.8 million or 19.8% compared to $32.4 million during the comparable quarter in the prior year. Sales in the Fabric Division grew due to increased unit volume in active/outdoor wear and home furnishings. Sales in the Fabric Division were also positively impacted by the acquisition of Glenoit Canada in September 1997 which generated sales of $3.2 million during the first quarter of 1998. Net sales in the Consumer Products Division increased as a result of increased unit volume.

Gross profit for the quarter ended April 4, 1998, was $11.5 million or 29.8% of net sales compared to $10.0 million or 30.9% of net sales for the same period last year. This increase of $1.5 million or 15.4% is attributable to increased unit volume in both operating divisions. These gains were slightly offset by increased levels of depreciation as a result of the Company's aggressive capital expenditure program as well as anticipated lower margins in the Canadian operation.

Operating expenses for the quarter ended April 4, 1998, were $6.2 million or 16.1% of net sales compared to $5.6 million or 17.4% of net sales in the first quarter of the prior year. Dollar increases over the prior year were primarily in sales related categories such as commissions as well as expenses incurred by Glenoit Canada.

Operating income was $5.3 million for the quarter ended April 4, 1998 compared to $4.4 million in the prior year. This increase, resulting from the factors described above, represents an increase of $.9 million or 21.1% for the quarter.

Interest expense for the quarter ended April 4, 1998, was $3.0 million compared to $2.1 million for the same period last year. Interest expense has increased due to higher levels of debt and a higher effective borrowing rate relating to senior subordinated debt issued at the end of the first quarter of 1997.

Net income for the quarter ended April 4, 1998, was $1.4 million compared to net income of $1.1 million the prior year (excluding the effect of an extraordinary loss on early extinguishment of debt of $2.9 million related to the refinancing of the Company's debt which took place on April 1, 1997).

LIQUIDITY AND CAPITAL RESOURCES


The Company relies on internally generated cash flow from operations, supplemented by borrowings under its senior credit facility and vendor financing to meet its debt service requirements, capital expenditures and working capital needs. The Company is highly leveraged.

On April 1, 1997, the Company issued $100 million of senior subordinated notes (the "Notes"). Concurrently with the issuance of the Notes, the Company entered into a $70 million senior credit facility ("the New Credit Facility") with a syndicate of lenders led by BNP, pursuant to which the Company obtained available credit (i) up to $45.0 million for working capital and general corporate purposes (the "Working Capital Commitment"), subject to a Borrowing Base, and (ii) up to $25.0 million for acquisitions (the "Acquisition Commitment"). The Company also prepaid all outstanding indebtedness under the Old Facility. At April 4, 1998, there were borrowings of $15.0 million under the Working Capital Commitment and approximately $16.4 million available to borrow under the Working Capital Commitment and up to $25 million under the Acquisition Commitment. A more detailed description of the senior subordinated notes and the senior credit agreement may be found in the notes to consolidated financial statements.

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

Holdings is a holding company and as a result does not have any substantive assets or operations that generate revenues or cashflows. Accordingly, Holdings relies on the Company's distribution of dividends to meet its obligations, including interest and principal payments. As of April 4, 1998, Holdings has obligations with a face amount of $26.9 million, bearing interest at stated rates between 5% to 12.5%, to shareholders with principal due in 2004 and 2005. For further discussion see Note 5 of the Unaudited Consolidated Financial Statements.

On March 5, 1997, the Company declared a dividend and issued a note in the amount of approximately $5.8 million to a shareholder of Holdings in satisfaction of a contingent earnout obligation of Holdings as discussed in Note 2 to the Unaudited Consolidated Financial Statements.

During the quarter ended April 4, 1998, net cash used in operating activities was $7.5 million which resulted from the Company increasing its working capital to meet its seasonal requirements. Receivables increased by $13.8 million, inventories and other current assets increased by $3.5 million. Accrued liabilities increased by $3.4 million, due primarily to accrued interest on senior subordinated notes. Accounts payable increased by $3.3 million related to increased raw material purchases and tax related accruals increased $.4 million.


CAPITAL IMPROVEMENTS

Capital expenditures for the quarter ended April 4, 1998 were $6.2 million. These additions were primarily in the Fabric Division for additions of knitting and blending equipment as well as updating the manufacturing technology in the newly acquired Canadian operation. Expenditures were also made for upgrades to management information systems.


SEASONALITY

The Company's business is seasonal in nature. Generally, there is increased retail demand for garments and rugs during the fall (back-to-school) and December holiday selling seasons. Consequently, demand for the Company's products is generally higher during the Company's second and third fiscal quarters when such products are produced for these selling seasons.


INFLATION

The Company believes that inflation has not had a material impact on the results of operations presented.

IMPACT OF YEAR 2000 COMPLIANCE

The Company has performed a review of its computer programs and is in the process of reviewing the Company's Year 2000 exposure to third parties such as customers and suppliers. Due to conversions already in progress to improve operating performance, in which Year 2000 compliance was ancillary, the Company estimates costs to be incurred will not have a material adverse effect on the Company. The Company estimates, with modifications to existing software and conversions to new systems that are currently in progress, its exposure to the Year 2000 issue to be minimal.

There can be no guarantees that these estimates will be achieved and actual results could differ from those anticipated. Specific factors that might cause differences include, but are not limited to, the ability of the Company to complete its conversions in a timely manner, the ability of third parties such as customers and suppliers to modify or convert their systems to be Year 2000 compliant and similar uncertainties.

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains certain forward-looking statements concerning the Company's operations, economic performance and financial condition, including in particular, the likelihood of the Company's success in developing and expanding its business. These statements are based upon a number of assumptions and estimates which are inherently subject to significant uncertainties and contingencies, many of which are beyond the control of the Company, and reflect future business decisions which are subject to change. Some of these assumptions inevitably will not materialize, and unanticipated events will occur which will affect the Company's results. The forward looking statements in this Form 10-Q are intended to be subject to the safe harbor protection provided by Section 27A of the Securities Act of 1933 and Section 21E of the Securities Act of 1934 (the "Safe Harbor Acts").

PART II - OTHER INFORMATION

ITEM 2:  LEGAL PROCEEDINGS

     There have been no material developments in legal proceedings involving the Company or its subsidiaries since the Company's Annual Report on Form 10-K for the year ended January 3, 1998.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)   Exhibits

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

      10.1 Second Amended and Restated Credit Agreement dated as of April 1, 1997 among Glenoit Corporation, the banks, financial institutions and other institutional lenders listed on the signature pages thereto as the Restatement Lenders, the Banque Nationale de Paris, as Administrative Agent for the Lender Parties (as defined therein) is hereby incorporated by reference to Exhibit 10.1 to Glenoit Corporation's Registration Statement on Form S-4 (Registration No. 333-42411) filed on December 16, 1997.
      10.2 Supply Agreement dated February 1, 1997 by and between the Company and Sterling Fibers, Inc. is hereby incorporated by reference to
              Exhibit 10.2 of Amendment No. 1 to Glenoit Corporation's Registration Statement on Form S-4 (Registration No. 333-42411) filed on February 4, 1998.
      10.3 Employment Agreement dated October 28, 1997 by and among the Company, Glenoit Universal, Inc. and Thomas J. O'Gorman is hereby incorporated to reference to Exhibit 10.3 of Amendment No. 1 to Glenoit Corporation's Registration Statement on Form S-4 (Registration No. 333-42411) filed on February 4, 1998.
      10.4 Employment Agreement dated August 5, 1996 by and between the Company and Lester D. Sears is hereby incorporated by reference to
              Exhibit 10.4 of Amendment No. 1 to Glenoit Corporation's Registration Statement on Form S-4 (Registration No. 333-42411) filed on February 4, 1998.
      10.5 Stockholders Agreement dated as of December 14, 1995 by and among Glenoit Universal, Inc., Citicorp Venture Capital, John Mowbray O'Mara, Banque Nationale de Paris, The Equitable Life Assurance Society of the United States, the Seller, Soannes Investment Corporation, Thomas J. O'Gorman and certain other parties thereto to is hereby incorporated by reference to Exhibit 10.5 of Amendment No. 1 to Glenoit Corporation's Registration Statement on Form S-4 (Registration No. 333-42411) filed on February 4, 1998.
      21.1 Subsidiaries of Glenoit Corporation is hereby incorporated by reference to Exhibit 21.1 to Glenoit Corporation's Registration Statement on Form S-4 (Registration No. 333-42411) filed on December 16, 1997.
      27.1    Financial Data Schedules of Glenoit Asset Corporation.

      27.2    Financial Data Schedule of Glenoit Corporation.

     (b)   Reports on Form 8-K

          None

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:   May 14, 1998
                                 GLENOIT CORPORATION


                                 By          /S/ LESTER D. SEARS
                                  Lester D. Sears
                                  Executive Vice President and
                                  Chief Financial Officer
                                  (On behalf of the Registrant and as Principal Financial and Accounting Officer)




                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:   May 14, 1998
                                 GLENOIT ASSET CORPORATION

                                 By          /S/ LESTER D. SEARS
                                   Lester D. Sears
                                   Executive Vice President and
                                   Chief Financial Officer
                                   (On behalf of the Registrant and as Principal Financial and Accounting Officer)