Form 10-Q
period 1998-07-04
GLENOIT CORP; GLENOIT ASSET CORP
filed 1998-08-14
CIK 1047368, 1051260

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE QUARTER ENDED JULY 4, 1998

                                      OR

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

               Commission file numbers 333-42411 and 333-42411-01
               --------------------------------------------------
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

Yes [X]     No [ ]



None of the voting securities of Glenoit Corporation or Glenoit Asset Corporation is held by non-affiliates.

As of July 4, 1998, there were 1,000 shares of Glenoit Corporation common stock outstanding.

                   DOCUMENTS INCORPORATED BY REFERENCE: NONE

PART 1 - FINANCIAL INFORMATION

Item 1.     Financial Statements

                                                GLENOIT CORPORATION AND SUBSIDIARIES
                                       (A WHOLLY-OWNED SUBSIDIARY OF GLENOIT UNIVERSAL, LTD.)
                                                     CONSOLIDATED BALANCE SHEETS

                                                                                  January 3,         July 4,
                                                                                     1998             1998
                                                                                  ------------   ----------------
                            ASSETS                                                                 (Unaudited)

Current assets:
     Cash and cash equivalents                                                    $  1,072,280  $         404,728
     Receivables:
          Trade accounts receivable, net of allowace of $543,000 and
               $698,000 as of January 3, 1998 and July 4, 1998, respectively        21,216,104         44,098,860
          Other receivables                                                            174,561            231,934
     Inventories                                                                     6,932,272         11,060,013
     Prepaid expenses and other current assets                                       1,155,761          1,635,145
                                                                                  ------------   ----------------

                    Total current assets                                            30,550,978         57,430,680

Property, plant and equipment, net                                                  35,141,104         43,694,884

Other assets:
     Notes receivable from related party                                               187,500            276,800
     Intangible assets, net of accumulated amortization of $1,251,002 and $1,388,215 as of January 3, 1998 and July 4, 1998,
          respectively                                                               4,420,319          4,283,106
     Deferred loan costs and other, net of accumulated amortization of
          $523,743 and $842,466 as of January 3, 1998 and July 4, 1998,              4,929,666          4,734,088
          respectively
     Other assets                                                                            -             68,060
                                                                                  ------------   ----------------

                    Total assets                                                  $ 75,229,567  $     110,487,618
                                                                                  ============   ================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

                                                GLENOIT CORPORATION AND SUBSIDIARIES
                                       (A WHOLLY-OWNED SUBSIDIARY OF GLENOIT UNIVERSAL, LTD.)
                                                     CONSOLIDATED BALANCE SHEETS



                                                                         January 3,      July 4,
                                                                           1998           1998
                                                                        ----------     ----------
          LIABILITIES AND STOCKHOLDER'S DEFICIT                                       (Unaudited)
Current liabilities:
     Accounts payable                                                 $  5,961,475  $   9,451,334
     Accrued expenses                                                    6,065,182      7,965,459
     Current maturities of capital lease obligations                       697,934        420,202
     Due to Holdings                                                     2,678,587      4,981,432
                                                                        ----------     ----------

                    Total current liabilities                           15,403,178     22,818,427

Long-term debt                                                         102,000,000    124,000,000
Capital lease obligations - less current maturities                         61,685              -
Deferred income taxes                                                    1,930,694      2,256,580
Other long-term liabilities                                                      -         68,060
                                                                        ----------     ----------

                    Total liabilities                                  119,395,557    149,143,067
                                                                        ----------     ----------

Commitments and contingencies

Stockholder's deficit:
     Common stock, $.01 par value, 1,000 shares authorized, issued
         and outstanding as of January 3, 1998 and July 4, 1998                 10             10
     Additional paid-in capital                                          1,361,713      1,461,713
     Accumulated deficit                                              ( 45,295,099)  ( 39,595,807)
     Accumulated other comprehensive income                           (    232,614)  (    521,365)
                                                                        ----------     ----------

                    Total stockholder's deficit                       ( 44,165,990)  ( 38,655,449)
                                                                        ----------     ----------

                    Total liabilities and stockholder's deficit        $75,229,567  $ 110,487,618
                                                                        ==========     ==========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

                      GLENOIT CORPORATION AND SUBSIDIARIES
             (A WHOLLY-OWNED SUBSIDIARY OF GLENOIT UNIVERSAL, LTD.)
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                          Three Months Ended              Six Months Ended
                                                       -----------------------       -------------------------
                                                         July 5,      July 4,          July 5,      July 4,
                                                         1997         1998             1997         1998
                                                       ----------   ----------       ----------   ----------

Net sales                                          $   40,179,627 $ 49,160,174    $  72,559,216  $87,940,092
Cost of sales                                          26,011,125   31,916,312       48,390,267   59,153,275
                                                       ----------   ----------       ----------   ----------
          Gross profit                                 14,168,502   17,243,862       24,168,949   28,786,817
                                                       ----------   ----------       ----------   ----------
Operating expenses:
     Selling                                            3,106,582    3,843,598        6,077,573    7,263,648
     Administrative                                     1,799,847    2,555,336        3,951,829    4,940,401
     Research and development                             462,433      494,104          958,552      922,081
                                                       ----------   ----------       ----------   ----------
          Total operating expenses                      5,368,862    6,893,038       10,987,954   13,126,130
                                                       ----------   ----------       ----------   ----------
Income from operations                                  8,799,640   10,350,824       13,180,995   15,660,687
                                                       ----------   ----------       ----------   ----------
Other income (expense):
     Interest expense                                 ( 2,969,731 )( 3,312,564 )    ( 5,080,792 ) (6,315,913 )
     Amortization of deferred financing costs         (   120,800 )(   159,977 )    (   294,278 ) (  318,723 )
     Other                                            (    51,260 )(    20,369 )    (   103,184 ) (    3,706 )
                                                       ----------   ----------       ----------   ----------
          Total other expense                         ( 3,141,791 )( 3,492,910 )    ( 5,478,254 ) (6,638,342 )
                                                       ----------   ----------       ----------   ----------
Income before income taxes and
     extraordinary loss                                 5,657,849    6,857,914        7,702,741    9,022,345

Income tax expense                                      2,457,000    2,544,427        3,359,073    3,323,053
                                                       ----------   ----------       ----------   ----------
Income before extraordinary loss                        3,200,849    4,313,487        4,343,668    5,699,292
Extraordinary loss on early extinguishment
     of debt, net of tax benefit of $1,527,000                  -            -        2,856,884            -
                                                       ----------   ----------       ----------   ----------

Net income                                          $   3,200,849  $ 4,313,487     $  1,486,784 $  5,699,292
                                                       ==========   ==========       ==========   ==========
Basic and diluted income per share:
     Income before extraordinary loss               $       3,201  $     4,313     $      4,344 $      5,699
     Extraordinary loss on early
        extinguishment of debt                                                     (     2,857 )
                                                       ----------   ----------       ----------   ----------
     Net income                                     $       3,201        4,313     $      1,487 $      5,699
                                                       ==========   ==========       ==========   ==========
     Weighted average shares outstanding                    1,000        1,000            1,000        1,000
                                                       ==========   ==========       ==========   ==========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

                      GLENOIT CORPORATION AND SUBSIDIARIES
             (A WHOLLY-OWNED SUBSIDIARY OF GLENOIT UNIVERSAL, LTD.)
           CONSOLIDATED STATEMENT OF STOCKHOLDER'S DEFICIT (UNAUDITED)
                      FOR THE SIX MONTHS ENDED JULY 4, 1998


                                                               Retained          Accumulated
                       Shares of                Additional     Earnings          Other
                       Common       Common      Paid-in        (Accumulated)     Comprehensive
                       Stock        Stock       Capital        Deficit)          Income             Total
                       -------      ------      --------       ----------        -----------        -----------

Balance as of
   January 3, 1998       1,000     $    10   $ 1,361,713    $( 45,295,099  )   $(    232,614 )    $ (44,165,990 )

Net Income                                                      5,699,292                             5,699,292

Stock compensation                               100,000                                                100,000

Accumulated Other
   Comprehensive
   Income                                                                       (    288,751 )      (   288,751 )
                       -------      ------      --------       ----------        -----------        -----------

Balance as of
   July 4, 1998          1,000     $    10   $ 1,461,713    $( 39,595,807)     $(    521,365 )    $ (38,655,449 )
                       =======      ======      ========       ==========        ===========        ===========

           CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)
                     FOR THE SIX MONTHS ENDED JULY 4, 1998


Net Income                                                   $  5,699,292

Other comprehensive income, net of tax:
   Currency translation adjustment                            (   288,751 )
                                                               ----------

Comprehensive income                                         $  5,410,541
                                                               ==========


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

                      GLENOIT CORPORATION AND SUBSIDIARIES
             (A WHOLLY-OWNED SUBSIDIARY OF GLENOIT UNIVERSAL, LTD.)
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                           Six Months Ended
                                                                       --------------------------

                                                                        July 5,        July 4,
                                                                         1997            1998
                                                                       ----------     -----------
Cash flows from operating activities:
     Net income                                                   $    1,486,784    $  5,699,292
     Adjustments to reconcile net income to net cash
        used in operating activities:
          Loss on early extinguishment of debt                         4,383,884
          Depreciation and amortization                                1,663,730       2,752,047
          Stock compensation                                                             100,000
          Loss on sale of property and equipment                         115,460          16,305
          Effect of foreign currency exchange rate                                  (    288,751 )
          Changes in operating assets and liabilities:
             Trade and other receivables                            ( 20,079,937 )  ( 22,940,129 )
             Inventories                                            (  2,135,003 )  (  4,127,741 )
             Prepaid expenses and other                             (  1,891,876 )  (    658,135 )
             Due to Holdings                                        (    550,404 )     2,302,845
             Accounts payable                                          3,812,915       3,489,859
             Accrued expenses and other liabilities                    4,775,412       2,294,223
                                                                       ----------     -----------
               Net cash used in operating activities                (  8,419,035 )  ( 11,360,185 )
                                                                       ----------     -----------

Cash flows from investing activities:
   Purchases of and additions to property, plant and equipment      (  3,928,571 )  ( 10,920,042 )
   Proceeds from sale of property and equipment and refunds of
          deposits                                                        48,303          41,392
                                                                       ----------     -----------
               Net cash used in investing activities                (  3,880,268 )  ( 10,878,650 )
                                                                       ----------     -----------

Cash flows from financing activities:
   Payments on capital lease obligations                            (    263,478 )  (    339,417 )
   Proceeds from line of credit and issuance of debt, net             28,000,000      22,000,000
   Dividends paid                                                   (  1,600,000 )
   Advances on notes receivable - related parties                   (    931,263 )  (     89,300 )
   Payment of note payable to related party                         (  5,743,581 )
   Payments for financing costs                                     (  6,838,950 )
                                                                       ----------     -----------
               Net cash provided by financing activities              12,622,728      21,571,283
                                                                     ----------     -----------

               Net increase (decrease) in cash and cash equivalents      323,425    (    667,552 )

Cash and cash equivalents at beginning of period                          48,817       1,072,280
                                                                       ----------     -----------

Cash and cash equivalents at end of period                        $      372,242 $       404,728
                                                                       ==========     ===========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

                      GLENOIT CORPORATION AND SUBSIDIARIES
             (A WHOLLY-OWNED SUBSIDIARY OF GLENOIT UNIVERSAL, LTD.) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.    SIGNIFICANT ACCOUNTING POLICIES

      BASIS OF PRESENTATION

      The accompanying unaudited condensed consolidated financial statements of Glenoit Corporation and subsidiaries (collectively the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six-month period ended July 4, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending January 2, 1999. The unaudited financial statements should be read in conjunction with the audited financial statements and footnotes thereto for the fiscal year ended January 3, 1998.

      CONSOLIDATION

      Prior to September 1997, the accompanying financial statements included the accounts of Glenoit Corporation and its wholly-owned subsidiaries Glenoit Mills, Inc. ("Mills"), Tarboro Properties, Inc. ("Tarboro"),
      and Glenoit Asset Corporation, Inc. ("Glenoit Asset Corporation"). In September 1997, Glenoit Corporation merged with Mills and Tarboro. In addition, Glenoit Corporation's newly formed wholly-owned subsidiary, Glenoit Corporation of Canada ("Glenoit Canada") acquired the assets of Collins & Aikman Canada Inc. (see Note 7). Accordingly, at July 4, 1998, the accompanying financial statements include the accounts of Glenoit Corporation and it's wholly-owned subsidiaries Glenoit Canada
      and  Glenoit   Asset   Corporation.   The   Company  is  a   wholly-owned
      subsidiary of Glenoit Universal, Ltd. ("Holdings").

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

                      GLENOIT CORPORATION AND SUBSIDIARIES
             (A WHOLLY-OWNED SUBSIDIARY OF GLENOIT UNIVERSAL, LTD.) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.    SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

      ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS

      The Company adopted Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" ("SFAS No. 130") for the fiscal year ending January 2, 1999. SFAS No. 130 requires the Company to display an amount representing the total comprehensive income for the period in a financial statement which is displayed with the same prominence as other financial statements. The Company did not have any items of other comprehensive income for the period ended July 5, 1997 and therefore is not required to report comprehensive income.

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

      On June 14, 1997, the Company declared a dividend in the amount of $1.6 million to enable Holdings to exercise an option to repurchase shares of Holdings' common stock and to repay a note due to a shareholder of Holdings. This transaction was related to the recapitalization discussed in Note 2 of the Company's January 3, 1998 audited financial statements. Additionally, as part of the same transaction, the Company made a loan of $931,263 to an officer at an interest rate of prime plus .5%. The principal and interest were repaid in full on August 12, 1997.

      In March 1998, the Company loaned an officer $100,000 and created an unsecured note receivable.

      During June 1998, Holdings sold three officers of the Company a total of
      857.46 shares of Holdings' Class A common stock for approximately $158,000. Holdings loaned the officers an amount equal to the sales price and created full recourse notes receivable secured by the issued shares. In connection with the stock issuance, the Company recorded non-cash compensation expense of $100,000.

                      GLENOIT CORPORATION AND SUBSIDIARIES
             (A WHOLLY-OWNED SUBSIDIARY OF GLENOIT UNIVERSAL, LTD.) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.    INVENTORIES

      Inventories are summarized as follows:
                                                       January 3,      July 4,
                                                         1998          1998
                                                      ------------  ------------
                                                                    (Unaudited)

      Raw Materials                                    $2,082,516    $2,957,693
      Work-in-process                                   1,516,899     2,673,839
      Finished goods                                    3,332,857     5,428,481
                                                      ------------  ------------
                 Total inventories                     $6,932,272   $11,060,013
                                                      ============  ============
4.    LONG-TERM DEBT

      As of January 3, 1998 and July 4, 1998, long-term debt consisted of the following:

                                            January 3,        July 4,
                                              1998             1998
                                            ----------      -----------
                                                            (unaudited)
      Senior credit facility.........      $ 2,000,000       $24,000,000
      11% Senior subordinated notes..      100,000,000       100,000,000
                                           ------------      -----------
         Total long-term debt........      $102,000,000     $124,000,000
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

                      GLENOIT CORPORATION AND SUBSIDIARIES
             (A WHOLLY-OWNED SUBSIDIARY OF GLENOIT UNIVERSAL, LTD.) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.    LONG TERM DEBT (CONTINUED)

      On April 1, 1997, the Company also entered into a $70 million senior credit facility (the "Facility") with a financial institution. Of the total commitment of $70 million under the Facility, $25 million is designated as an Acquisition Commitment and $45 million as a Working Capital Commitment, which is a revolving credit facility limited to the Borrowing Base as defined in the Facility. The Company may borrow under the Acquisition Facility through December 31, 1999. The bank also extended up to a total of $5 million in letters of credit to the Company; however, the amount is limited to the amount of the unused Working Capital Commitment. At July 4, 1998, the Company had $24 million outstanding under the Working Capital Commitment, and approximately $18 million available under the Working Capital Commitment and up to $25 million available under the Acquisition Commitment.

      At the option of the Company, the Company may designate advances under the Facility to bear interest at the Base Rate, as defined in the Facility, plus 1% for an Acquisition Commitment Advance and .5% for a Working Capital Commitment Advance or the Eurodollar Rate plus 2.5% for an Acquisition Commitment Advance or 2% for a Working Capital Commitment Advance. The Company must pay a commitment fee equal to five eighths of one percent per year of the unused Acquisition Commitment and one half of one percent per year of the unused Working Capital Commitment. Additionally, the Company must pay a letter of credit fee of two percent per year of the average available amount under the letters of credit for each quarter such letters of credit are outstanding. All interest, commitment fees and letter of credit fees under the Facility are payable quarterly and began on June 30, 1997. The principal balance of the Acquisition Commitment is repayable quarterly commencing on March 31, 2000 in amounts equal to one-twentieth of the aggregate principal balance then outstanding, with the balance due on December 31, 2001. The Working Capital commitment is due on December 31, 2001.

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

      The Senior Subordinated Notes are fully and unconditionally guaranteed, on a joint and several basis, by Glenoit Asset Corporation. Glenoit Asset Corporation's operations consist solely of leasing certain trademarks and other intangibles to Glenoit Corporation. Accordingly, Glenoit Asset Corporation's assets and operations consist primarily of intercompany assets and operations with Glenoit Corporation. Glenoit Canada has not guaranteed the Senior Subordinated Notes. Prior to the formation of Glenoit Canada in June 1997, all of Glenoit Corporation's wholly-owned subsidiaries fully and unconditionally guaranteed the Senior Subordinated Notes. For periods prior to the formation of Glenoit Canada, the Company had no independent operations or assets other than its investment in its subsidiaries. The financial information of the subsidiary guarantors for these periods has been excluded because management believes that this information is not material to investors. Prior to the acquisition discussed in Note 7, Glenoit Canada had no operations.

      The following tables present summarized balance sheet information of Glenoit Corporation, Glenoit Asset Corporation, and Glenoit Canada as of July 4, 1998 and the related summarized operating statement and cash flow statement information for the period then ended. The Company believes that separate financial statements and other disclosures regarding Glenoit Asset Corporation, the sole subsidiary guarantor of the Senior Subordinated Notes, are not material to investors. Summarized balance sheet information, in thousands, as of July 4, 1998 is as follows (unaudited):

                                                        Glenoit                 Consolidated
                                           Glenoit        Asset                     Domestic   Glenoit
                                       Corporation   Corporation  Eliminations    Operations   Canada   Eliminations  Consolidated
                                       -----------   -----------  ------------    ----------   ------   ------------  ------------
Cash and cash equivalents .............   $   (284)  $     83                     $   (201)   $    606                  $    405
Accounts and other receivables, net ...     41,611                                  41,611       2,720                    44,331
Inventories ...........................     10,117                                  10,117         943                    11,060
Other current assets ..................      1,578                                   1,578          57                     1,635
                                          --------   --------                     --------    --------                  --------
     Total current assets .............     53,022         83                       53,105       4,326                    57,431
Property,  plant  and equipment, net ..     35,398                                  35,398       8,297                    43,695
Other assets ..........................     53,311     32,222        $ (64,527)     21,006         404    $ (12,048)       9,362
                                         ---------  ---------        ---------   ---------   ---------    ---------    ---------
     Total assets .....................  $ 141,731  $  32,305        $ (64,527)  $ 109,509   $  13,027    $ (12,048)   $ 110,488
                                         =========  =========        =========   =========   =========    =========    =========

Accounts payable ......................  $   8,711                               $   8,711   $     740                 $   9,451
Other current liabilities .............     12,633  $   2,812        $  (2,812)     12,633         734                    13,367
                                         ---------  ---------        ---------   ---------   ---------    ---------    ---------
     Total current liabilities ........     21,344      2,812           (2,812)     21,344       1,474                    22,818
Long-term debt ........................    124,000                                 124,000                               124,000
Other long-term liabilities ...........     34,521                     (32,222)      2,299          26                     2,325
Stockholders equity (deficit) .........    (38,134)    29,493          (29,493)    (38,134)     11,527    $ (12,048)     (38,655)
                                         ---------  ---------        ---------   ---------   ---------    ---------    ---------
     Total liabilities and equity .....  $ 141,731  $  32,305        $ (64,527)  $ 109,509   $  13,027    $ (12,048)   $ 110,488
                                         =========  =========        =========   =========   =========    =========    =========

                     GLENOIT CORPORATION AND SUBSIDIARIES
            (A WHOLLY-OWNED SUBSIDIARY OF GLENOIT UNIVERSAL, LTD.) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


4.    LONG-TERM DEBT (CONTINUED)

      Summarized operating statements information, in thousands, for the six months ended July 4, 1998 is as follows (unaudited):

                                                Glenoit                   Consolidated
                                   Glenoit        Asset                       Domestic   Glenoit
                               Corporation   Corporation   Eliminations     Operations    Canada  Eliminations  Consolidated
                               -----------   -----------   ------------     ----------    ------  ------------  ------------
Net sales .....................   $ 81,145                                  $ 81,145      $6,795                    $87,940
Cost of sales .................     54,025                                    54,025       5,128                     59,153
                                  --------                                  --------    --------                   --------
Gross profit ..................     27,120                                    27,120       1,667                     28,787
Operating expenses ............     12,389        $    5                      12,394         732                     13,126
Royalty income (expense) ......     (5,083)        5,083                          --          --                         --
                                  --------      --------                    --------    --------                   --------
Income from operations ........      9,648         5,078                      14,726         935                     15,661
Interest expense (income) .....      7,422        (1,099)                      6,323          (7)                     6,316
Other expense (income) ........     (4,272)                     $ 4,015         (257)        (10)  $     590            323
Income taxes ..................        799         2,162             --        2,961         362          --          3,323
-------------------------------   --------      --------       --------      --------   --------   ---------       --------
     Net income ...............   $  5,699        $4,015        $(4,015)    $  5,699        $590   $   (590)         $5,699
                                  ========        ======        =======     ========        ====   ========          ======

      Summarized cashflow statement information, in thousands, for the period ended July 4, 1998 is as follows (unaudited):

                                                       Glenoit                  Consolidated
                                          Glenoit       Asset                     Domestic     Glenoit
                                        Corporation  Corporation  Eliminations   Operations    Canada   Eliminations   Consolidated
                                        -----------  -----------  ------------   ----------    ------   ------------   ------------
Cashflows from operating activities....  $(17,790)    $ 6,175                    $(11,615)       $255                    $(11,360)
Cashflows used in investing activities.    (8,019)                                 (8,019)     (2,860)                    (10,879)
Cashflows from financing activities....    24,874      (6,168)                     18,706       2,866                      21,572
                                           ------      ------                      ------       -----                      ------
Net increase (decrease) in cash........      (935)          7                        (928)        261                        (667)
Cash at  beginning of period...........       651          76                         727         345                       1,072
                                           ------      ------                      ------       -----                      ------
Cash at end of period..................  $   (284)    $    83                    $   (201)    $   606                    $    405
                                           ======      ======                      ======       =====                      ======

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

      Holdings has obligations with a face amount of approximately $27.9 million, bearing interest at stated rates between 5% to 12.5%, to shareholders ("Shareholder Notes") with principal due in 2004 and 2005. These obligations are not reflected in the Company's accompanying balance sheets or income statements. Subject to existing debt restrictions, Shareholder Notes with a face amount of approximately $9.7 million contain certain acceleration clauses. At the option of Holdings, subject to the Company's existing debt restrictions, the interest may be paid by the issuance of additional notes or in cash.

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

6.    INCOME TAXES (CONTINUED)

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



7.    ACQUISITION

      Effective August 30, 1997, Glenoit Corporation through Glenoit Canada, acquired certain assets and certain liabilities of Collins & Aikman Canada, Inc. for cash consideration of approximately $8.2 million. The acquisition has been accounted for as a purchase and, accordingly, the operating results of the acquired business have been included in the results of operations since the acquisition date. The purchase price allocation attributed approximately $3.4 million to net working capital items, approximately $4.4 million to property, plant and equipment and approximately $ .4 million to goodwill. For the first six months of 1997, the acquired business had sales of approximately $6.7 million. Net income and basic and diluted income per share for the six months ended July 5, 1997 as presented in the accompanying unaudited consolidated statements of income would not differ significantly on a proforma basis adjusted for this acquisition.


8.     SUBSEQUENT EVENT

      In July 1998, Holdings settled a dispute regarding additional purchase price owed to a shareholder associated with the recapitalization in December 1995 discussed in Note 2 to the Consolidated Financial Statements as of January 3, 1998. Accordingly, Holdings paid approximately $1.9 million to the shareholder during July 1998. These funds were paid to Holdings by the Company.

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


RESULTS OF OPERATIONS

Net sales for the quarter ended July 4, 1998, increased to $49.2 million or 22.4% compared to $40.2 million during the comparable quarter in the prior year. Sales in the Fabric Division grew due to increased unit volume in active/outdoor wear. Sales in the Fabric Division were also positively impacted by the acquisition of Glenoit Canada in September 1997 which generated sales of $3.5 million during the second quarter of 1998. Net sales in the Consumer Products Division increased approximately 46.2% during the second quarter of 1998 compared to 1997 as a result of increased unit volume.

Net sales year to date through July 4, 1998 were $87.9 million compared to $72.6 million for the first six months of the prior year. This increase of $15.4 or 21.2% related to the items discussed above. Glenoit Canada reported sales of $6.8 million for the first six months of 1998.

Gross profit for the quarter ended July 4, 1998, was $17.2 million or 35.1% of net sales compared to $14.2 million or 35.3% of net sales for the same period last year. Gross profit year-to-date July 4, 1998 was $28.8 million or 32.7% of net sales compared to $24.2 million or 33.3% of net sales for the first six months of the prior year. The increases of $3.1 million and $4.6 million, respectively, are attributable to increased unit volume in both operating divisions. These gains were slightly offset by increased levels of depreciation as a result of the Company's aggressive capital expenditure program as well as anticipated lower margins in the Canadian operation.

Operating expenses for the quarter ended July 4, 1998, were $6.9 million or 14.0% of net sales compared to $5.4 million or 13.4% of net sales in the second quarter of the prior year. Operating expenses for the six months ended July 4, 1998 increased to $13.1 million from $11.0 million for the same period in the prior year. Dollar increases over the prior year were primarily in sales related categories such as commissions and compensation related costs as well as expenses incurred by Glenoit Canada.

Operating income was $10.4 million for the quarter ended July 4, 1998 compared to $8.8 million in the prior year. This represents an increase of $1.6 million or 17.6% for the quarter and resulted from the factors described above.

Operating income increased 18.8% to $15.7 million for the first six months of 1998 over the same six months of 1997. This increase relates to the unit volume increases described above offset by the anticipated lower margins of the Canadian operation.

Interest expense for the quarter ended July 4, 1998, was $3.3 million compared to $3.0 million for the same period last year. Interest expense year to date July 4, 1998 was $6.3 compared to $5.1 million for the first six months of 1997. Interest expense has increased due to higher levels of debt and a higher effective borrowing rate relating to senior subordinated debt issued at the end of the first quarter of 1997.

Net income for the quarter ended July 4, 1998, was $4.3 million compared to net income of $3.2 million the prior year. Net income for the first six months of 1998 was $5.7 compared to $4.3 million for the same period in the prior year (excluding the effect of an extraordinary loss on early extinguishment of debt of $2.9 million related to the refinancing of the Company's debt which took place on April 1, 1997).

LIQUIDITY AND CAPITAL RESOURCES

The Company relies on internally generated cash flow from operations, supplemented by borrowings under its senior credit facility and vendor financing to meet its debt service requirements, capital expenditures and working capital needs. The Company is highly leveraged.

On April 1, 1997, the Company issued $100 million of senior subordinated notes (the "Notes"). Concurrently with the issuance of the Notes, the Company entered into a $70 million senior credit facility ("the New Credit Facility") with a syndicate of lenders led by BNP, pursuant to which the Company obtained available credit (i) up to $45.0 million for working capital and general corporate purposes (the "Working Capital Commitment"), subject to a Borrowing Base, and (ii) up to $25.0 million for acquisitions (the "Acquisition Commitment"). The Company also prepaid all outstanding indebtedness under the Old Facility. At July 4, 1998, there were borrowings of $24.0 million under the Working Capital Commitment and approximately $18.0 million available to borrow under the Working Capital Commitment and up to $25.0 million under the Acquisition Commitment. A more detailed description of the senior subordinated notes and the senior credit agreement may be found in the notes to consolidated financial statements.

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

Holdings is a holding company and as a result does not have any substantive assets or operations that generate revenues or cashflows. Accordingly, Holdings relies on the Company's distribution of dividends to meet its obligations, including interest and principal payments. As of July 4, 1998, Holdings has obligations with a face amount of $27.9 million, bearing interest at stated rates between 5% to 12.5%, to shareholders with principal due in 2004 and 2005. For further discussion see Note 5 of the Unaudited Consolidated Financial Statements.

On March 5, 1997, the Company declared a dividend and issued a note in the amount of approximately $5.8 million to a shareholder of Holdings in satisfaction of a contingent earnout obligation of Holdings as discussed in Note 2 to the Unaudited Consolidated Financial Statements.

During the six months ended July 4, 1998, net cash used in operating activities was $11.4 million, which resulted from the Company increasing its working capital to meet its seasonal requirements. Receivables increased by $22.9 million, inventories and other assets increased by $4.8 million. Accrued liabilities increased by $2.3 million, due primarily to sales and compensation related costs. Accounts payable increased by $3.5 million related to increased raw material purchases and tax related accruals increased $2.3 million.

CAPITAL IMPROVEMENTS

Capital expenditures for the six months ended July 4, 1998 were $10.9 million. These additions were primarily in the Fabric Division for additions of knitting and blending equipment as well as updating the manufacturing technology in the newly acquired Canadian operation. Expenditures were also made for upgrades to management information systems.

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

IMPACT OF YEAR 2000 COMPLIANCE

The Company has performed a review of its computer programs and is in the process of reviewing the Company's Year 2000 exposure to third parties such as customers and suppliers. Due to conversions already in progress to improve operating performance, in which Year 2000 compliance was ancillary, the Company estimates costs to be incurred will not have a material adverse effect on the Company. The Company estimates with modifications to existing software and conversions to new systems that are currently in progress, its exposure to the Year 2000 issue to be minimal.

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

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains certain forward-looking statements concerning the Company's operations, economic performance and financial condition, including in particular, the likelihood of the Company's success in developing and expanding its business. These statements are based upon a number of assumptions and estimates, which are inherently subject to significant uncertainties and contingencies, many of which are beyond the control of the Company, and reflect future business decisions which are subject to change. Some of these assumptions inevitably will not materialize, and unanticipated events will occur which will affect the Company's results. The forward looking statements in this Form 10-Q are intended to be subject to the safe harbor protection provided by Section 27A of the Securities Act of 1933 and Section 21E of the Securities Act of 1934 (the "Safe Harbor Acts").

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

    10.1 Second Amended and Restated Credit Agreement dated as of April 1, 1997 among Glenoit Corporation, the banks, financial institutions and other institutional lenders listed on the signature pages thereto as the Restatement Lenders, the Banque Nationale de Paris, as Administrative Agent for the Lender Parties (as defined therein) is hereby incorporated by reference to Exhibit 10.1 to Glenoit Corporation's Registration Statement on Form S-4 (Registration No. 333-42411) filed on December 16, 1997.
    10.2 Supply Agreement dated February 1, 1997 by and between the Company and Sterling Fibers, Inc. is hereby incorporated by reference to
          Exhibit 10.2 of Amendment No. 1 to Glenoit Corporation's
          Registration Statement on Form S-4 (Registration No. 333-42411) filed on February 4, 1998.
    10.3 Employment Agreement dated October 28, 1997 by and among the Company, Glenoit Universal, Inc. and Thomas J. O'Gorman is hereby incorporated to reference to Exhibit 10.3 of Amendment No. 1 to Glenoit Corporation's Registration Statement on Form S-4 (Registration No. 333-42411) filed on February 4, 1998.
    10.4 Employment Agreement dated August 5, 1996 by and between the Company and Lester D. Sears is hereby incorporated by reference to Exhibit
          10.4 of Amendment No. 1 to Glenoit Corporation's Registration Statement on Form S-4 (Registration No. 333-42411) filed on February 4, 1998.
    10.5 Stockholders Agreement dated as of December 14, 1995 by and among Glenoit Universal, Inc., Citicorp Venture Capital, John Mowbray O'Mara, Banque Nationale de Paris, The Equitable Life Assurance Society of the United States, the Seller, Soannes Investment Corporation, Thomas J. O'Gorman and certain other parties thereto to is hereby incorporated by reference to Exhibit 10.5 of Amendment No. 1 to Glenoit Corporation's Registration Statement on Form S-4 (Registration No. 333-42411) filed on February 4, 1998.
    21.1 Subsidiaries of Glenoit Corporation is hereby incorporated by reference to Exhibit 21.1 to Glenoit Corporation's Registration Statement on Form S-4 (Registration No. 333-42411) filed on
          December 16, 1997.
    27.1  Financial Data Schedules.


    (b)      Reports on Form 8-K

       None

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:      August 14, 1998
                                        GLENOIT CORPORATION


                                        By    /S/ LESTER D. SEARS
                                          -----------------------
                                          Lester D. Sears
                                          Executive Vice President and
                                          Chief Financial Officer
                                          (On behalf of the  Registrant and as
                                          Principal Financial and Accounting
                                          Officer)




                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:      August 14, 1998
                                        GLENOIT ASSET CORPORATION




                                        By    /S/ LESTER D. SEARS
                                          -----------------------
                                          Lester D. Sears
                                          Executive Vice President and
                                          Chief Financial Officer
                                          (On behalf of the Registrant and as
                                          Principal Financial and Accounting
                                          Officer)