Form 10-Q
period 1998-10-03
GLENOIT CORP; GLENOIT ASSET CORP
filed 1998-11-12
CIK 1047368, 1051260

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE --- ACT OF 1934 FOR THE QUARTER ENDED OCTOBER 3, 1998

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

As of October 3, 1998, there were 1,000 shares of Glenoit Corporation common stock outstanding.




                    DOCUMENTS INCORPORATED BY REFERENCE: NONE

ART 1 - FINANCIAL INFORMATION

Item 1.     Financial Statements

              GLENOIT CORPORATION AND SUBSIDIARIES (a wholly-owned
                     subsidiary of Glenoit Universal, Ltd.)
                           Consolidated Balance Sheets



                                                                                      January 3,       October 3,
                                                                                         1998             1998
                                                                                     --------------  ---------------
                                    ASSETS                                                            (Unaudited)
Current assets:
     Cash and cash equivalents                                                     $     1,072,280 $        962,802
     Receivables:
          Trade accounts receivable, net of allowace of $543,000 and
               $2,226,000 as of January 3, 1998 and October 3, 1998,
               respectively                                                             21,216,104       52,848,560
          Other receivables                                                                174,561          164,933
     Inventories                                                                         6,932,272       28,036,928
     Prepaid expenses and other current assets                                           1,155,761        1,420,593
                                                                                     --------------  ---------------

                    Total current assets                                                30,550,978       83,433,816

Property, plant and equipment, net                                                      35,141,104       45,995,153

Other assets:
     Notes receivable from related party                                                   187,500          271,824
     Intangible assets, net of accumulated amortization of $1,251,002 and $1,436,000 as of January 3, 1998 and October 3, 1998,
          respectively                                                                   4,420,319       26,616,408
     Deferred loan costs and other, net of accumulated amortization of
          $523,743 and $964,000 as of January 3, 1998 and October 3,
          1998, respectively                                                             4,929,666        5,326,174
     Other assets                                                                                -          359,913
                                                                                     --------------  ---------------

                    Total assets                                                   $    75,229,567 $    162,003,288
                                                                                     ==============  ===============


The accompanying notes are an integral part of the consolidated financial statements.

                      GLENOIT CORPORATION AND SUBSIDIARIES
             (a wholly-owned subsidiary of Glenoit Universal, Ltd.)
                           Consolidated Balance Sheets


                                                                              January 3,            October 3,
                                                                                 1998                  1998
                                                                            ---------------       ---------------
          LIABILITIES AND STOCKHOLDER'S DEFICIT                                                    (Unaudited)

Current liabilities:
     Accounts payable                                                  $         5,961,475    $        6,117,365
     Accrued expenses                                                            6,065,182            12,132,643
     Current maturities of capital lease obligations                               697,934               243,397
     Due to Holdings                                                             2,678,587             5,280,660
                                                                            ---------------       ---------------

                    Total current liabilities                                   15,403,178            23,774,065

Long-term debt                                                                 102,000,000           174,707,499
Capital lease obligations - less current maturities                                 61,685                     -
Deferred income taxes                                                            1,930,694             2,405,299
Other long-term liabilities                                                              -               258,282
                                                                            ---------------       ---------------

                    Total liabilities                                          119,395,557           201,145,145
                                                                            ---------------       ---------------

Commitments and contingencies

Stockholder's deficit:
     Common stock, $.01 par value, 1,000 shares authorized, issued
         and outstanding as of January 3, 1998 and October 3, 1998                      10                    10
     Additional paid-in capital                                                  1,361,713             1,461,713
     Accumulated deficit                                                  (     45,295,099  )   (     39,677,385 )
     Accumulated other comprehensive income                               (        232,614  )   (        926,195 )
                                                                            ---------------       ---------------

                    Total stockholder's deficit                           (     44,165,990  )   (     39,141,857 )
                                                                            ---------------       ---------------

                    Total liabilities and stockholder's deficit        $        75,229,567    $      162,003,288
                                                                            ===============       ===============

The accompanying notes are an integral part of the consolidated financial statements.

                      GLENOIT CORPORATION AND SUBSIDIARIES
             (a wholly-owned subsidiary of Glenoit Universal, Ltd.)
                  Consolidated Statements of Income (Unaudited)



                                                             Three Months Ended                         Nine Months Ended
                                                     ----------------------------------      -------------------------------------
                                                      October 4,          October 3,            October 4,          October 3,
                                                         1997                1998                  1997                1998
                                                     --------------     ---------------       ----------------    ----------------

Net sales                                       $       48,262,698 $        45,126,817     $      120,821,914   $     133,066,909

Cost of sales                                           29,568,355          31,919,884             77,958,622          91,073,159
                                                     --------------     ---------------       ----------------    ----------------

          Gross profit                                  18,694,343          13,206,933             42,863,292          41,993,750
                                                     --------------     ---------------       ----------------    ----------------

Operating expenses:
     Selling                                             3,568,832           3,910,112              9,646,405          11,173,760
     Administrative                                      2,773,216           2,011,487              6,725,045           6,951,888
     Research and development                              529,425             562,173              1,487,977           1,484,254
                                                     --------------     ---------------       ----------------    ----------------
          Total operating expenses                       6,871,473           6,483,772             17,859,427          19,609,902
                                                     --------------     ---------------       ----------------    ----------------

Income from operations                                  11,822,870           6,723,161             25,003,865          22,383,848
                                                     --------------     ---------------       ----------------    ----------------

Other income (expense):
     Interest expense                             (      3,013,162 )  (      3,292,375 )     (      8,093,954 ) (       9,608,288 )
     Amortization of deferred financing costs     (        134,799 )  (        160,411 )     (        429,077 ) (         479,134 )
     Other                                        (         53,553 )  (        177,861 )     (        156,737 ) (         181,567 )
                                                     --------------     ---------------       ----------------    ----------------
          Total other expense                     (      3,201,514 )  (      3,630,647 )     (      8,679,768 ) (      10,268,989 )
                                                     --------------     ---------------       ----------------    ----------------
Income before income taxes and
     extraordinary loss                                  8,621,356           3,092,514             16,324,097          12,114,859

Income tax expense                                       3,183,010           1,120,985              6,542,083           4,444,038
                                                     --------------     ---------------       ----------------    ----------------

Income before extraordinary loss                         5,438,346           1,971,529              9,782,014           7,670,821

Extraordinary loss on early extinguishment
     of debt, net of tax benefit of $67,000
     and $1,527,000, respectively                                -             117,236              2,856,884             117,236
                                                     --------------     ---------------       ----------------    ----------------


Net income                                      $        5,438,346    $      1,854,293     $        6,925,130 $         7,553,585
                                                     ==============     ===============       ================    ================

Basic and diluted income per share:
     Income before extraordinary loss           $            5,438 $             1,971     $            9,782 $             7,671

     Extraordinary loss on early
        extinguishment of debt                                        (            117 )     (          2,857 ) (             117 )
                                                     --------------     ---------------       ----------------    ----------------

     Net income                                 $            5,438               1,854     $            6,925 $             7,554
                                                     ==============     ===============       ================    ================

     Weighted average shares outstanding                     1,000               1,000                  1,000               1,000
                                                     ==============     ===============       ================    ================

The accompanying notes are an integral part of the consolidated financial statements.

                      GLENOIT CORPORATION AND SUBSIDIARIES
             (a wholly-owned subsidiary of Glenoit Universal, Ltd.)
           Consolidated Statement of Stockholder's Deficit (Unaudited)
                    for the nine months ended October 3, 1998


                                                              Retained                Accumulated
                      Shares of               Additional      Earnings                Other
                      Common      Common      Paid-in         (Accumulated)           Comprehensive
                      Stock       Stock       Capital         Deficit)                Income                Total
                      ----------  ----------  ------------    ------------------      ----------------      ----------------
Balance as of
   January 3, 1998        1,000 $        10 $   1,361,713 $ (        45,295,099 ) $ (         232,614 ) $ (      44,165,990 )

Net Income                                                            7,553,585                                   7,553,585

Stock compensation                                100,000                                                           100,000

Dividends                                                   (         1,935,871 )                         (       1,935,871 )

Accumulated Other
   Comprehensive
   Income                                                                           (         693,581 )   (         693,581 )
                      ----------  ----------  ------------    ------------------      ----------------      ----------------

Balance as of
   October 3, 1998        1,000 $        10 $   1,461,713 $ (        39,677,385 ) $ (         926,195 ) $ (      39,141,857 )
                      ==========  ==========  ============    ==================      ================      ================


           Consolidated Statement of Comprehensive Income (Unaudited)



                                                                         Nine Months Ended
                                                              ----------------------------------------
                                                                 October 4,             October 3,
                                                                    1997                   1998
                                                              ------------------      ----------------
Net Income                                                $           6,925,130   $         7,553,585

Other comprehensive income, net of tax:
   Currency translation adjustment                                      112,542     (         693,581 )
                                                              ------------------      ----------------

Comprehensive income                                      $           7,037,672   $         6,860,004
                                                              ==================      ================


The accompanying notes are an integral part of the consolidated financial statements.

              GLENOIT CORPORATION AND SUBSIDIARIES (a wholly-owned
                     subsidiary of Glenoit Universal, Ltd.)
                Consolidated Statements of Cash Flows (Unaudited)



                                                                                            Nine Months Ended
                                                                                   --------------------------------------

                                                                                     October 4,             October 3,
                                                                                        1997                   1998
                                                                                   ---------------        ---------------
Cash flows from operating activities:
     Net income                                                             $           6,925,130     $        7,553,585
     Adjustments to reconcile net income to net cash provided by
       (used in) operating activities:
          Loss on early extinguishment of debt                                          4,383,884                184,624
          Depreciation and amortization                                                 2,617,233              4,298,878
          Stock compensation                                                                                     100,000
          Loss on sale of property and equipment                                          129,255                 19,183
          Effect of foreign currency exchange rate                                        112,542     (          693,581 )
          Changes in operating assets and liabilities:
             Trade and other receivables                                       (       17,064,678 )   (       17,275,358 )
             Inventories                                                       (          855,182 )   (        2,142,465 )
             Prepaid expenses and other assets                                            324,996     (          317,118 )
             Due to Holdings                                                            1,535,641              2,602,073
             Accounts payable                                                           4,619,346     (          958,647 )
             Accrued expenses and other liabilities                                     8,986,004              4,839,579
                                                                                   ---------------        ---------------
               Net cash provided by (used in) operating activities                     11,714,171     (        1,789,247 )
                                                                                   ---------------        ---------------

Cash flows from investing activities:
   Purchases of acquired businesses, net of cash acquired                      (        8,013,406 )   (       54,428,203 )
   Purchases of and additions to property, plant and equipment                 (       13,314,999 )   (       13,168,031 )
   Proceeds from sale of property and equipment and refunds of
          deposits                                                                         26,650                 42,042
                                                                                   ---------------        ---------------
               Net cash used in investing activities                           (       21,301,755 )   (       67,554,192 )
                                                                                   ---------------        ---------------

Cash flows from financing activities:
   Payments on capital lease obligations                                       (          409,651 )   (          516,222 )
   Proceeds from line of credit and issuance of debt, net                              25,100,000             77,707,499
   Dividends paid                                                              (        1,600,000 )   (        1,935,871 )
   Advances on notes receivable - related parties                                                     (           84,324 )
   Payment of note payable to related party                                    (        5,743,581 )
   Payments for financing costs                                                (        6,920,909 )   (          987,121 )
   Purchase of senior subordinated notes                                                              (        4,950,000 )
                                                                                   ---------------        ---------------
               Net cash provided by financing activities                               10,425,859             69,233,961
                                                                                   ---------------        ---------------

               Net increase (decrease) in cash and cash equivalents                       838,275     (          109,478 )

Cash and cash equivalents at beginning of period                                           48,817              1,072,280
                                                                                   ---------------        ---------------

Cash and cash equivalents at end of period                                  $             887,092     $          962,802
                                                                                   ===============        ===============

The accompanying notes are an integral part of the consolidated financial statements.

                      GLENOIT CORPORATION AND SUBSIDIARIES
             (a wholly-owned subsidiary of Glenoit Universal, Ltd.) Notes to Consolidated Financial Statements (Unaudited)

1.       SIGNIFICANT ACCOUNTING POLICIES

         Basis of Presentation

         The accompanying unaudited condensed consolidated financial statements of Glenoit Corporation and subsidiaries (collectively the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended October 3, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending January 2, 1999. The unaudited financial statements should be read in conjunction with the audited financial statements and footnotes thereto for the fiscal year ended January 3, 1998.

         Consolidation

         Prior to September 1997, the accompanying financial statements included the accounts of Glenoit Corporation and its wholly-owned subsidiaries Glenoit Mills, Inc. ("Mills"), Tarboro Properties, Inc. ("Tarboro"), and Glenoit Asset Corporation, Inc. ("Glenoit Asset Corporation"). In September 1997, Glenoit Corporation merged with Mills and Tarboro. In addition, Glenoit Corporation's newly formed wholly-owned subsidiary, Glenoit Corporation of Canada ("Glenoit Canada") acquired the assets of Collins & Aikman Canada Inc. (see Note 7). Accordingly, at October 3, 1998 the accompanying financial statements include the accounts of Glenoit Corporation and it's wholly-owned subsidiaries Glenoit Canada, American Pacific Enterprises, Inc. (see Note 7) and Glenoit Asset Corporation. The Company is a wholly-owned subsidiary of Glenoit Universal, Ltd. ("Holdings").

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

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133"). SFAS No. 133 establishes standards related to the recording and reporting of derivative instruments. Since the Company does not hold any derivative instruments, SFAS No. 133 does not have any impact on the Company's results from operation or financial position.

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

                      GLENOIT CORPORATION AND SUBSIDIARIES
             (a wholly-owned subsidiary of Glenoit Universal, Ltd.) Notes to Consolidated Financial Statements (Unaudited)

2.       RELATED PARTY TRANSACTIONS (Continued)

         In July 1998, Holdings settled a dispute regarding additional purchase price owed to a shareholder associated with the recapitalization in December 1995 discussed in Note 2 to the Consolidated Financial Statements as of January 3, 1998. Accordingly, Holdings paid approximately $1.9 million to the shareholder during July 1998.
         These funds were paid to Holdings by the Company as a dividend.

3.       INVENTORIES

         Inventories are summarized as follows:


                                                                                  January 3,           October 3,
                                                                                     1998                 1998
                                                                               -----------------    -----------------
                                                                                                       (Unaudited)

        Raw Materials                                                                $2,082,516           $3,540,139
        Work-in-process                                                               1,516,899            1,791,231
        Finished goods                                                                3,332,857           22,705,558
                                                                               -----------------    -----------------

                  Total inventories                                                  $6,932,272          $28,036,928
                                                                               =================    =================


4.       LONG-TERM DEBT

         As of January 3, 1998 and October 3, 1998 long-term debt consisted of the following:

                                                                     January 3,            October 3,
                                                                       1998                   1998
                                                                    ------------           ------------
                                                                                           (unaudited)
            Senior credit facility...........................         $2,000,000            $79,707,499
            11% Senior subordinated notes ...................        100,000,000             95,000,000
                                                                    ------------           ------------
                 Total long-term debt........................       $102,000,000           $174,707,499
                                                                    ------------           ------------


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

         During September 1998, the Company acquired $5 million of the Senior Subordinated Notes in the open market. These notes were subsequently retired. In connection with this transaction, the Company recorded an extraordinary loss of approximately $117,000, net of a tax benefit, which consisted of the write off of a pro rata share of deferred financing costs associated with the issuance of the Senior Subordinated Notes.

         On April 1, 1997, the Company also entered into a $70 million senior credit facility (the "Facility") with a financial institution. Of the total commitment of $70 million under the Facility, $25 million is designated as an Acquisition Commitment and $45 million as a Working Capital Commitment, which is a revolving credit facility limited to the Borrowing Base as defined in the Facility. On October 2, 1998, the Facility was amended to increase the Acquisition Commitment to $76 million. On October 2, 1998, in connection with the acquisition of American Pacific Enterprises, Inc., discussed in Note 7, the Company borrowed approximately $55.7 million under the Acquisition Commitment. The Company may borrow under the Acquisition Facility through December 31, 1999. The bank also extended up to a total of $5 million in letters of credit to the Company; however, the amount is limited to the amount of the unused Working Capital Commitment. At October 3, 1998, the Company had $24.0 million outstanding under the Working Capital Commitment, and approximately $12.0 million available under the Working Capital Commitment and up to $20.3 million available under the Acquisition Commitment.

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

                      GLENOIT CORPORATION AND SUBSIDIARIES
             (a wholly-owned subsidiary of Glenoit Universal, Ltd.) Notes to Consolidated Financial Statements (Unaudited)

4.       LONG-TERM DEBT (Continued)

         The following tables present summarized balance sheet information of Glenoit Corporation, Glenoit Asset Corporation, American Pacific Enterprises, Inc. and Glenoit Canada as of October 3, 1998 and the related summarized operating statement and cash flow statement information for the period then ended. The Company believes that separate financial statements and other disclosures regarding Glenoit Asset Corporation, the sole subsidiary guarantor of the Senior Subordinated Notes, are not material to investors. Summarized balance sheet information, in thousands, as of October 3, 1998 is as follows (unaudited):

                                                       Glenoit
                                          Glenoit        Asset
                                      Corporation  Corporation  Eliminations   Sub-total
                                      -----------  -----------  ------------   ---------
Cash and cash equivalents ...........   $     230    $      84                 $     314
Accounts  and other  receivables, net      36,595                                 36,595
Inventories .........................       8,300                                  8,300
Other current assets ................       1,173         --                       1,173
                                        ---------    ---------    ---------    ---------
     Total current assets ...........      46,298           84                    46,382
Property,  plant  and  equipment, net      36,544                                 36,544
Other assets ........................     109,288       35,637      (71,357)      73,568
                                        ---------    ---------    ---------    ---------
     Total assets ...................   $ 192,130    $  35,721    $ (71,357)   $ 156,494
                                        ---------    ---------    ---------    ---------
Accounts payable ....................       4,609            1                     4,610
Other current liabilities ...........      12,754        4,009       (4,009)      12,754
                                        ---------    ---------    ---------    ---------
     Total current liabilities ......      17,363        4,010       (4,009)      17,364
Long-term debt ......................     210,344            0      (35,637)     174,707
Other long-term liabilities .........       2,639            0                     2,639
Stockholders equity (deficit) .......     (38,216)      31,711      (31,711)     (38,216)
                                        ---------    ---------    ---------    ---------
     Total liabilities and equity ...   $ 192,130    $  35,721    $ (71,357)   $ 156,494
                                        ---------    ---------    ---------    ---------

                                                      American
                                                      Pacific
                                         Sub-total  Enterprises    Canada  Eliminations Consolidated
                                         ---------  -----------    ------  ------------ ------------
Cash and cash equivalents ...........   $     314    $     395   $     254               $     963
Accounts  and other  receivables, net      36,595       14,348       2,070                  53,013
Inventories .........................       8,300       18,962         775                  28,037
Other current assets ................       1,173          206          42                   1,421
                                        ---------    ---------   ---------               ---------
     Total current assets ...........      46,382       33,911       3,141                  83,434
Property,  plant  and  equipment, net      36,544        1,380       8,071                  45,995
Other assets ........................      73,568       22,517         380    (63,891)      32,574
                                        ---------    ---------   ---------   --------    ---------
     Total assets ...................   $ 156,494    $  57,808   $  11,592   $(63,891)   $ 162,003
                                        ---------    ---------   ---------   --------    ---------

Accounts payable ....................       4,610        1,115         392                   6,117
Other current liabilities ...........      12,754        1,870       3,033                  17,657
                                        ---------    ---------   ---------               ---------
     Total current liabilities ......      17,364        2,985       3,425                  23,774
Long-term debt ......................     174,707                                          174,707
Other long-term liabilities .........       2,639                       25                   2,664
Stockholders equity (deficit) .......     (38,216)      54,823       8,142    (63,891)     (39,142)
                                        ---------    ---------   ---------   --------    ---------
     Total liabilities and equity ...   $ 156,494    $  57,808   $  11,592   $(63,891)   $ 162,003
                                        ---------    ---------   ---------   --------    ---------

                      GLENOIT CORPORATION AND SUBSIDIARIES
             (a wholly-owned subsidiary of Glenoit Universal, Ltd.) Notes to Consolidated Financial Statements (Unaudited)

4.       LONG-TERM DEBT (Continued)

         Summarized operating statements information, in thousands, for the nine months ended October 3, 1998 is as follows (unaudited):


                                            Glenoit
                               Glenoit       Asset                                Glenoit
                             Corporation  Corporation  Eliminations  Sub-total     Canada   Eliminations Consolidated
                             -----------  -----------  ------------  ---------     ------   ------------ ------------
Net sales .................   $ 123,895                              $ 123,895      9,172                 $ 133,067
Cost of sales .............      83,898                                 83,898      7,175                    91,073
                              ---------                              ---------   --------                 ---------
Gross profit ..............      39,997                                 39,997      1,997                    41,994
Operating expenses ........      18,619           10                    18,629        981                    19,610
Royalty income (expense)         (7,874)       7,874                        --         --                        --
                              ---------    ---------                 ---------   --------                 ---------
Income from operations ....      13,504        7,864                    21,368      1,016                    22,384
Interest expense (income) .      11,252       (1,727)                    9,525         83                     9,608
Other expense (income) ....      (6,245)                    6,235          (10)       207         464           661
Income taxes ..............         826        3,356                     4,182        262                     4,444
Extraordinary loss, net ...         117           --           --          117         --          --           117
                              ---------    ---------    ---------    ---------   --------   ---------     ---------
     Net income ...........   $   7,554    $   6,235    $  (6,235)   $   7,554   $    464   $    (464)    $   7,554
                              ---------    ---------    ---------    ---------   --------   ---------     ---------

         Summarized cashflow statement information, in thousands, for the period ended October 3, 1998 is as follows (unaudited):


                                                        Glenoit
                                           Glenoit       Asset                               Glenoit
                                         Corporation  Corporation  Eliminations  Sub-total    Canada   Eliminations  Consolidated
                                         -----------  -----------  ------------  ---------    ------   ------------  ------------
Cashflows from operating activities ...    $(11,583)   $  9,591                  $ (1,992)   $    203                 $ (1,789)
Cashflows used in investing
     activities .......................     (64,618)                              (64,618)     (2,936)                 (67,554)
Cashflows from financing activities ...      76,175      (9,583)                   66,592       2,642                   69,234
                                           --------    --------                  --------    --------                 --------
Net decrease in cash ..................         (26)          8                       (18)        (91)                    (109)

Cash at beginning of period ...........         651          76                       727         345                    1,072
                                           --------    --------                  --------    --------                 --------
Cash at end of period .................    $    625    $     84                  $    709    $    254                 $    963
                                           --------    --------                  --------    --------                 --------

                      GLENOIT CORPORATION AND SUBSIDIARIES
             (a wholly-owned subsidiary of Glenoit Universal, Ltd.) Notes to Consolidated Financial Statements (Unaudited)

4.       LONG-TERM DEBT (Continued)
         Summarized balance sheet information, in thousands, as of October 4, 1997 is as follows (unaudited):

                                                     Glenoit                   Consolidated
                                       Glenoit        Asset                      Domestic
                                     Corporation   Corporation   Eliminations   Operations    Canada    Eliminations   Consolidated
                                     -----------   -----------   ------------   ----------    ------    ------------   ------------
Cash and cash equivalents .........   $      67    $      67                    $     134    $     753                   $     887
Accounts and other receivables, net      36,011                                    36,011        3,735                      39,746
Inventories .......................       8,501                                     8,501          923                       9,424
Other current assets ..............         765           --            --            765           20           --            785
                                      ---------    ---------     ---------      ---------    ---------    ---------      ---------
     Total current assets .........      45,344    $      67                       45,411        5,431                      50,842
Property, plant and equipment, net       24,758                                    24,758        5,346                      30,104
Other assets ......................      41,390       22,798       (45,663)        18,525                    (9,165)         9,360
                                      ---------    ---------     ---------      ---------    ---------    ---------      ---------
     Total assets .................   $ 111,492    $  22,865     $ (45,663)     $  88,694    $  10,777    $  (9,165)     $  90,306
                                      ---------    ---------     ---------      ---------    ---------    ---------      ---------

Accounts payable ..................       7,587                                     7,587        1,088                       8,675
Other current liabilities .........      15,277          164          (164)        15,277          417           --         15,694
                                      ---------    ---------     ---------      ---------    ---------    ---------      ---------
     Total current liabilities ....      22,864          164          (164)        22,864        1,505                      24,369
Long-term debt ....................     107,100                                   107,100                                  107,100
Other long-term liabilities .......      24,739                    (22,798)         1,941                                    1,941
Stockholders equity (deficit) .....     (43,211)      22,701       (22,701)       (43,211)       9,272       (9,165)       (43,104)
                                      ---------    ---------     ---------      ---------    ---------    ---------      ---------
     Total liabilities and equity .   $ 111,492    $  22,865     $ (45,663)     $  88,694    $  10,777    $  (9,165)     $  90,306
                                      ---------    ---------     ---------      ---------    ---------    ---------      ---------


         Summarized operating statements information, in thousands, for the nine months ended October 4, 1997 is as follows (unaudited):

                                            Glenoit                  Consolidated
                               Glenoit       Asset                     Domestic    Glenoit
                             Corporation  Corporation   Eliminations  Operations    Canada   Eliminations  Consolidated
                             -----------  -----------   ------------  ----------    ------   ------------  ------------
Net sales .................   $ 119,134                                $ 119,134        1,688                  120,822

Cost of sales .............      76,752                        --         76,752        1,207         --        77,959
                              ---------    ---------    ---------      ---------   ---------   ---------     ---------
Gross profit ..............      42,382                                   42,382          481                   42,863
Operating expenses ........      17,755            9                      17,764           95                   17,859

Royalty income (expense)         (3,846)       3,846           --             --           --         --            --
                              ---------    ---------    ---------      ---------   ---------   ---------     ---------
Income from operations ....      20,781        3,837                      24,618          386                   25,004
Interest expense (income) .       9,381       (1,307)                      8,074           20                    8,094
Other expense (income) ....      (3,011)                    3,344            333           52         201          586
Income taxes ..............       4,629        1,800                       6,429          113                    6,542

Extraordinary loss, net ...       2,857           --           --          2,857          --          --         2,857
                              ---------    ---------    ---------      ---------   ---------   ---------     ---------
     Net income ...........   $   6,925    $   3,344    $  (3,344)     $   6,925   $     201   $    (201)    $   6,925
                              ---------    ---------    ---------      ---------   ---------   ---------     ---------


         Summarized cashflow statement information, in thousands, for the period ended October 4, 1997 is as follows (unaudited):

                                                        Glenoit                   Consolidated
                                          Glenoit        Asset                      Domestic    Glenoit
                                        Corporation   Corporation   Eliminations   Operations    Canada  Eliminations Consolidated
                                        -----------   -----------   ------------   ----------    ------  -------------------------
Cashflows from operating activities ...   $  7,352     $  3,508                     $ 10,860   $    854                  $ 11,714
Cashflows used in investing
     activities .......................    (21,201)                                  (21,201)      (101)                  (21,302)
Cashflows from financing activities ...     13,957       (3,531)         --           10,426                     --        10,426
                                          --------     --------       -----         --------   --------        ----      --------
Net decrease in cash ..................        108          (23)                          85        753                       838

Cash at beginning of period ...........        (41)          90          --               49                     --            49
                                          --------     --------       -----         --------   --------        ----      --------
Cash at end of period .................   $     67     $     67           0         $    134   $    753           0      $    887
                                          --------     --------       -----         --------   --------        ----      --------

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

         Holdings has obligations with a face amount of approximately $28.6 million, bearing interest at stated rates between 5% to 12.5%, to shareholders ("Shareholder Notes") with principal due in 2004 and 2005. These obligations are not reflected in the Company's accompanying balance sheets or income statements. Subject to existing debt restrictions, Shareholder Notes with a face amount of approximately $9.7 million contain certain acceleration clauses. At the option of Holdings, subject to the Company's existing debt restrictions, the interest may be paid by the issuance of additional notes or in cash.

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



7.       ACQUISITIONS

         On October 2, 1998, the Company acquired all the capital stock of American Pacific Enterprises, Inc. ("APE") for approximately $38.2 million, subject to post-closing adjustment. In addition, approximately $16.6 million of indebtedness of APE was extinguished by the Company in connection therewith. The purchase agreement also includes additional payments to the former owners of APE if certain earning targets for APE's operations are met during 1998 and 1999. These payments could exceed $5 million per year or $10 million in total if these targets are met or exceeded. A portion of these payments may be recorded as compensation expense during 1998 and 1999. APE is a leading designer, importer and marketer of decorative textile home furnishings, principally quilts and specialty decorative bedding items. The acquisition has been accounted for as a purchase. Since the acquisition closed on the last business day of the

                      GLENOIT CORPORATION AND SUBSIDIARIES
             (a wholly-owned subsidiary of Glenoit Universal, Ltd.) Notes to Consolidated Financial Statements (Unaudited)

7.       ACQUISITIONS (Continued)

         third quarter, there was no impact to the earnings of the Company, however, APE's assets and liabilities are reflected in the consolidated balance sheet as of October 3, 1998.

         The preliminary purchase price allocation attributed approximately $31.0 million to net working capital items, approximately $1.4 million to property, plant and equipment and approximately $22.4 million to goodwill. Goodwill is expected to be amortized over 25 years.

         The following unaudited proforma summary of consolidated results of operations have been prepared as if the acquisition of APE occurred at the beginning of the periods presented. In connection with the allocation of purchase price, the Company wrote up APE's inventory by an estimated $3.0 million to reflect fair market value. This write-up of inventory will negatively impact gross margin during the Company's fourth quarter of 1998 and possibly first quarter of 1999 as that inventory is sold. This one-time nonrecurring adjustment, currently estimated at $1.9 million, net of tax, is not reflected in the proforma results presented below. The proforma operating results below do not reflect any potential compensation expense related to the additional consideration that may be paid as previously discussed. The proforma operating results for the nine months ended October 4, 1997 also reflect the issuance of the Senior Subordinated Notes as of the beginning of the fiscal year.

                                                                 Nine Months Ended
                                                        ---------------------------------
                                                           October 4,         October 3,
                                                              1997               1998
                                                              ----               ----
                                                                    (Unaudited)
                Net sales                                 $163,200,000       $186,100,000
                                                          ------------       ------------
                Income before extraordinary item            10,400,000         10,000,000
                                                          ------------       ------------
                Net income                                  10,400,000          9,900,000
                                                            ==========          =========
                Basic and diluted income before
                extraordinary item per share                    10,400             10,000
                                                                ------             ------
                Basic and diluted net income per share          10,400              9,900
                                                                ======              =====


         These proforma results do not purport to be indicative of the results that would have actually been obtained if APE had been acquired as of January 4, 1997.

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

7.       ACQUISITIONS (Continued)

         eight months of 1997, the acquired business had sales of approximately $9.7 million. Net income and basic and diluted income per share for the nine months ended October 4, 1997 as presented in the accompanying unaudited consolidated statements of income would not differ significantly on a proforma basis adjusted for this acquisition.

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

Recent Developments

On October 2, 1998, the Company acquired all the capital stock of American Pacific Enterprises, Inc. ("APE") for approximately $38.2 million, subject to post-closing adjustment. In addition, approximately $16.6 million of indebtedness of APE was extinguished by the Company in connection therewith. APE is a leading designer, importer and marketer of decorative textile home furnishings, principally quilts and decorative bedding items. The Company believes that the acquisition of APE will expand its current product offerings to the large retailers, further penetrate the specialty retailing segment and diversify product sourcing capabilities beyond North America to include Chinese suppliers. Since the acquisition occurred on the last business day of the third quarter, there was no impact to the Company's results of operating as discussed below.

On August 31, 1998, the Company announced that it is expanding its presence in the home fashions arena with the launch of a new home textiles division, Madison Landing. This division will supply decorative pillows, table linens, duvets and other fashion accessories to the retail industry.


Results of Operations

Net sales for the quarter ended October 3, 1998, decreased to $45.1 million or 6.5% compared to $48.3 million during the comparable quarter in the prior year. The decrease in net sales resulted from lower unit volume in the Fabric Division due to recent retail softness in the product category. Net sales in the Consumer Products Division increased approximately 8.3% during the third quarter of 1998 compared to 1997 as a result of increased unit volume.

Net sales year to date through October 3, 1998 were $133.1 million compared to $120.8 million for the first nine months of the prior year. This increase of $12.2 million or 10.1% related to increased sales in outerwear/activewear fabric as well as household rugs. Glenoit Canada, which was acquired in September, 1997, reported sales of $8.4 million for the first eight months of 1998 which also contributed to the year-to-date increase.

Gross profit for the quarter ended October 3, 1998, was $13.2 million or 29.3% of net sales compared to $18.7 million or 38.7% of net sales for the same period last year. Gross profit year-to-date October 3, 1998 was $42.0 million or 31.6% of net sales compared to $42.9 million or 35.5% of net sales for the first nine months of the prior year. The decrease of $5.5 million and $ .9 million, respectively, are attributable to the decreased unit volume in the Fabric Division during the third quarter slightly offset by gains in the Consumer Products Division. The decrease in unit volume in the Fabric Division resulted in lower absorption of overhead costs including increased levels of depreciation as a result of the Company's capital expenditure program.

Operating expenses for the quarter ended October 3, 1998, were $6.5 million or 14.4% of net sales compared to $6.9 million or 14.2% of net sales in the third quarter of the prior year. Operating expenses for the nine months ended October 3, 1998 increased to $19.6 million from $17.9 million for the same period in the prior year. The third quarter of 1997 includes approximately $ .6 million of costs related to accruals for several unrelated claims made by former employees. Year-to-date dollar increases over the prior year were primarily in sales related categories such as commissions and compensation related costs as well as expenses incurred by Glenoit Canada.

Operating income was $6.7 million for the quarter ended October 3, 1998 compared to $11.8 million in the prior year. This represents a decrease of $5.1 million for the quarter and resulted from the factors described above.

Operating income decreased to $22.4 million for the first nine months of 1998 over the same nine months of 1997. This decrease relates to the unit volume decreases in the Fabric Division during the third quarter of 1998 described above offset by the improved operating results in the Consumer Products Division.

Interest expense for the quarter ended October 3, 1998, was $3.3 million compared to $3.0 million for the same period last year. Interest expense year to date October 3, 1998 was $9.6 compared to $8.1 million for the first nine months of 1997. Interest expense has increased, primarily during the first quarter of 1998, due to higher levels of debt and a higher effective borrowing rate relating to senior subordinated debt issued at the end of the first quarter of 1997.

The Company recognized a loss of approximately $ .1 million, net of an income tax benefit, during September 1998 related to the purchase of Senior Subordinated Notes with a face amount of $5 million. The Company recorded an extraordinary loss on the early extinguishment of debt of $2.9 million related to the refinancing of the Company's debt which took place on April 1, 1997.

Net income for the quarter ended October 3, 1998, was $1.9 million compared to net income of $5.4 million the prior year. Net income for the first nine months of 1998 was $7.6 million compared to $6.9 million for the same period in the prior year.

Liquidity and Capital Resources


The Company relies on internally generated cash flow from operations, supplemented by borrowings under its senior credit facility and vendor financing to meet its debt service requirements, capital expenditures and working capital needs. The Company is highly leveraged.

On April 1, 1997, the Company issued $100 million of senior subordinated notes (the "Notes"). Concurrently with the issuance of the Notes, the Company entered into a $70 million senior credit facility ("the New Credit Facility") with a syndicate of lenders led by BNP, pursuant to which the Company obtained available credit (i) up to $45.0 million for working capital and general corporate purposes (the "Working Capital Commitment"), subject to a Borrowing Base, and (ii) up to $25.0 million for acquisitions (the "Acquisition Commitment"). The Company also prepaid all outstanding indebtedness under the Old Facility. On October 2, 1998, the new Credit Facility was amended to increase the Acquisition Commitment to $76 million. On October 2, 1998, the Company borrowed approximately $55.7 million under the Acquisition Commitment in connection with the APE Acquisition. At October 3, 1998, there were borrowings of $24.0 million under the Working Capital Commitment and approximately $12.0 million available to borrow under the Working Capital Commitment and up to $20.3 million under the Acquisition Commitment. A more detailed description of the senior subordinated notes and the senior credit agreement may be found in the notes to consolidated financial statements.

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

Holdings is a holding company and as a result does not have any substantive assets or operations that generate revenues or cashflows. Accordingly, Holdings relies on the Company's distribution of dividends to meet its obligations, including interest and principal payments. As of October 3, 1998, Holdings has obligations with a face amount of $28.6 million, bearing interest at stated rates between 5% to 12.5%, to shareholders with principal due in 2004 and 2005. For further discussion see Note 5 of the Unaudited Consolidated Financial Statements.

On March 5, 1997, the Company declared a dividend and issued a note in the amount of approximately $5.8 million to a shareholder of Holdings in satisfaction of a contingent earnout obligation of Holdings as discussed in Note 2 to the Unaudited Consolidated Financial Statements.

In July 1998, Holdings settled a dispute regarding additional purchase price owed to a shareholder associated with the recapitalization in December 1995 discussed in Note 2 to the Consolidated Financial Statements as of January 3, 1998. Accordingly, Holdings paid approximately $1.9 million to the shareholder during July 1998. These funds were paid to Holdings by the Company as a dividend.

During September 1998, the Company acquired $5 million of the Senior Subordinated Notes in the open market. These notes were subsequently retired. In connection with this transaction, the Company recorded an extraordinary loss of approximately $117,000, net of a tax benefit, which consisted of the write off of a pro rata share of deferred financing costs associated with the Senior Subordinated Notes.

During the nine months ended October 3, 1998, net cash used in operating activities was $1.7 million, which resulted from the Company increasing its working capital to meet its seasonal requirements. Excluding the purchase of APE, receivables increased by $17.3 million, inventories and other assets increased by $2.5 million. Accrued liabilities increased by $4.8 million, due primarily to sales and compensation related costs. Accounts payable decreased by $1.0 million related to decreased raw material purchases and tax related accruals increased $2.6 million.


Capital Improvements

Capital expenditures for the nine months ended October 3, 1998 were $13.2 million. These additions were primarily in the Fabric Division for additions of knitting and blending equipment as well as updating the manufacturing technology in the newly acquired Canadian operation. Expenditures were also made for upgrades to management information systems.


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


Impact of Year 2000 Compliance

The Company has evaluated its Year 2000 risk in three separate categories, information technology systems ("IT"), non-IT systems ("Non-IT") and third party relationships in which the Company has a material relationship ("Third Party Risk"). The Company has developed a plan in which the risks in each of these categories are being addressed and reviewed by the appropriate level of management as follows:

Due to conversions already in progress to improve operating performance, the Company considers the IT systems risk to be minimal. Management expects the conversions and the review of its IT systems to be completed by March 1999 and, accordingly, a contingency plan for IT risks has not been developed. However, should the remaining review indicate a contingency plan is needed, the Company will react accordingly.

Non-IT systems involve embedded technologies such as microcontrollers or microprocessors. Examples of Non-IT systems include telephones, security systems and computer controlled manufacturing equipment. The Company's review of Non-IT systems is ongoing with expected completion by May 1999. To date, management believes the Non-IT risks are minimal. Any costs of addressing Non-IT risks are included in normal upgrade and replacement expenditures which were planned outside of the Company's Year 2000 review. Since these risks are believed to be minimal, a contingency plan for Non-IT risks has not been developed. However, should the remaining review indicate a contingency plan is needed, the Company will react accordingly.

The Company's review of its Third Party Risk includes detailed reviews of critical relationships with suppliers and business partners, such as banking institutions and key raw material suppliers. The Third Party Risk review is ongoing and is expected to be completed by June 1999. The Company presently does not expect the risk associated with or costs of addressing the Company's Third Party Risk to be material.

The Company is currently in the process of analyzing APE's system in the same manner discussed above. In connection with its due diligence work, the Company is aware of system improvements needed to enhance operating performance.
Year 2000 Compliance will be ancillary in connection with these enhancements.

The Company's greatest Year 2000 risk would manifest itself in a critical third party's system malfunction where the Company would suffer business interruption until the supplier corrected the problem or an alternative supply was found. At this point in the Company's review, it is not aware of any potential situations which may cause this scenario to occur, but will formulate a contingency plan should its review indicate it is necessary to do so.

There can be no assurance that these conclusions will be achieved and actual results could differ from those anticipated. Specific factors that might cause differences include, but are not limited to, the ability of the third parties with which the Company has material relationships to modify or convert their systems to be Year 2000 compliant, the ability of the Company to complete its conversions on schedule, and similar uncertainties.

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

      10.1 Second Amended and Restated Credit Agreement dated as of April 1, 1997 among Glenoit Corporation, the banks, financial institutions and other institutional lenders listed on the signature pages thereto as the Restatement Lenders, the Banque Nationale de Paris, as Administrative Agent for the Lender Parties (as defined therein) is hereby incorporated by reference to Exhibit 10.1 to Glenoit Corporation's Registration Statement on Form S-4 (Registration No. 333-42411) filed on December 16, 1997.
      10.2 Supply Agreement dated February 1, 1997 by and between the Company and Sterling Fibers, Inc. is hereby incorporated by reference to
              Exhibit 10.2 of Amendment No. 1 to Glenoit Corporation's Registration Statement on Form S-4 (Registration No. 333-42411) filed on February 4, 1998.
      10.3 Employment Agreement dated October 28, 1997 by and among the Company, Glenoit Universal, Inc. and Thomas J. O'Gorman is hereby incorporated to reference to Exhibit 10.3 of Amendment No. 1 to Glenoit Corporation's Registration Statement on Form S-4 (Registration No. 333-42411) filed on February 4, 1998.
      10.4 Employment Agreement dated August 5, 1996 by and between the Company and Lester D. Sears is hereby incorporated by reference to
              Exhibit 10.4 of Amendment No. 1 to Glenoit Corporation's Registration Statement on Form S-4 (Registration No. 333-42411) filed on February 4, 1998.
      10.5 Stockholders Agreement dated as of December 14, 1995 by and among Glenoit Universal, Inc., Citicorp Venture Capital, John Mowbray O'Mara, Banque Nationale de Paris, The Equitable Life Assurance Society of the United States, the Seller, Soannes Investment Corporation, Thomas J. O'Gorman and certain other parties thereto to is hereby incorporated by reference to Exhibit 10.5 of Amendment No. 1 to Glenoit Corporation's Registration Statement on Form S-4 (Registration No. 333-42411) filed on February 4, 1998.
      10.6 Second Amendment and Waiver to the Credit Agreement, dated October 2, 1998, among Glenoit Corporation, the banks, financial institutions and other institutional lenders parties to the Credit Agreement and Banque Nationale de Paris as Agent is hereby incorporated by reference to Exhibit 4.1 of Glenoit Corporation's Form 8-K filed on October 16, 1998.
      10.7 Stock Purchase Agreement dated October 2, 1998 among Glenoit Corporation, American Pacific Enterprises, Inc., Steven J. Block, Jeffrey J. Block and Gregory D. Block is hereby incorporated by reference to Exhibit 2.1 of Glenoit Corporation's Form 8-K filed on October 16, 1998.
      21.1 Subsidiaries of Glenoit Corporation is hereby incorporated by reference to Exhibit 21.1 to Glenoit Corporation's Registration Statement on Form S-4 (Registration No. 333-42411) filed on December 16, 1997.
      27.1    Financial Data Schedules.


(b)      Reports on Form 8-K

          On October 16, 1998, the Company filed on Form 8-K information regarding the acquisition of the capital stock of American Pacific Enterprises, Inc. which occurred on October 2, 1998.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:   November 11, 1998
                                              GLENOIT CORPORATION


                                              By   /s/ Lester D. Sears
                                                  ----------------------------
                                                   Lester D. Sears
                                                   Executive Vice President and
                                                   Chief Financial Officer
                                                   (On behalf of the  Registrant
                                                   and as Principal  Financial
                                                   and Accounting Officer)




                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:   November 11, 1998
                                              GLENOIT ASSET CORPORATION


                                              By   /s/ Lester D. Sears
                                                  ----------------------------
                                                   Lester D. Sears
                                                   Executive Vice President and
                                                   Chief Financial Officer
                                                   (On behalf of the  Registrant
                                                   and as Principal  Financial
                                                   and Accounting Officer)