Form 10-K
period 1999-01-02
GLENOIT CORP; GLENOIT ASSET CORP
filed 1999-04-01
CIK 1047368, 1051260

SECURITIES AND EXCHANGE COMMISSION
                                    WASHINGTON, D.C. 20549

                                          FORM 10-K

(Mark One)
  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
      ACT OF 1934 FOR THE FISCAL YEAR ENDING JANUARY 2, 1999

                                       OR

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

          Commission file numbers 333-42411 and 333-42411-01
          --------------------------------------------------

                               GLENOIT CORPORATION
             (Exact name of registrant as specified in its charter)

           DELAWARE                                    13-3862561
 (State or other jurisdiction                       (I.R.S. Employer
incorporation or organization)                     Identification Number)

                            GLENOIT ASSET CORPORATION
             (Exact name of registrant as specified in its charter)

           DELAWARE                                 51-0343206
  (State or other jurisdiction                    (I.R.S. Employer
 incorporation or organization)                 Identification Number)

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

Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regular S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]

None of the voting securities of Glenoit Corporation or Glenoit Asset Corporation is held by non-affiliates.

As of January 2, 1999, there were 1,000 shares of Glenoit Corporation common stock outstanding.

                    DOCUMENTS INCORPORATED BY REFERENCE: NONE

GLENOIT CORPORATION AND GLENOIT ASSET CORPORATION



FORM 10-K Annual Report Index



Item 1. Business, page 1.

Item 2. Properties, page 9.

Item 3. Legal Proceedings, page 9.

Item 4. Submission of Matters to a Vote of Security Holders, 9.

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters, page 9.

Item 6. Selected Financial Data, page 10.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, page 12.

Item 8. Financial Statements and Supplementary Data, page 16.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure, page 16.

Item 10. Directors and Executive Officers of the Registrant, page 17.

Item 11. Executive Compensation, page 18.

Item 12. Security Ownership of Certain Beneficial Owners and Management, page
         20.

Item 13. Certain Relationships and Related Transactions, page 21.

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K, page 23.

                                     PART I
ITEM 1: BUSINESS

GENERAL

    Glenoit Corporation (the "Company"), founded in 1954, is a domestic manufacturer and marketer of specialty fabrics known as "sliver-knit" pile fabrics, a domestic manufacturer of printed rugs for the home and, through its recently acquired subsidiary, American Pacific Enterprises, Inc., ("APE") a designer, importer and marketer of decorative textile home furnishings. Through its Fabric Division, the Company produces an extensive line of sliver (pronounced "sly-ver") knit pile fabrics, principally made from acrylic, which are used in the manufacture of performance-oriented outerwear, sportswear, coats, accessories, home textiles, automotive interiors, military uniforms, toys and a variety of other end-use products. The Company principally manufactures fabrics on a made-to-order basis and currently has over 1,100 customers. Sliver-knit pile fabrics are produced through a specialized process in which fabric is manufactured directly from loose fibers, in contrast to the more traditional knitting process in which fibers are first spun into yarn and then knit into fabric. The Fabric Division's sales for fiscal 1998 totaled approximately $106.7 million. Through its Consumer Products Division, the Company manufactures a wide variety of printed kitchen rugs, welcome mats, bath rugs and children's area rugs sold primarily through national discount retailers. Fiscal 1998 sales for the Consumer Products Division totaled approximately $47.9 million. On October 2, 1998, the Company acquired all of the outstanding stock of APE. APE is a designer, importer and marketer of fashion-forward decorative textile home furnishings, principally quilts and specialty bedding items. Since the acquisition, APE's net sales were approximately $17.4 million in fiscal 1998. On February 12, 1999, the Company acquired all outstanding shares of Ex-Cell Home Fashions, Inc. ("Ex-Cell"). Ex-Cell is engaged in the design, manufacture, importation, and distribution of textile home furnishings, principally shower curtains, table linens and decorative pillows. As a result of these acquisitions, the Company believes it has transformed itself from a specialty textile manufacturer focused on profitable niche segments to a diversified manufacturer and distributor of consumer goods, with the majority of its revenues derived from the home textile market.

    The Company has experienced growth in sales, operating income and earnings before interest, taxes, depreciation and amortization ("EBITDA") over the past five years. However, there was a decline in operating income and EBITDA from 1997 to 1998. In connection with this growth, the Company has incurred significant debt. As of January 2, 1999, the Company had outstanding indebtedness of $160.7 million (excluding trade payables, accrued liabilities, and unused commitments under its credit facilities). From fiscal 1994 to fiscal 1998, the Company's net sales have grown from $72.5 million to $172.0 million, representing a compound annual growth rate ("CAGR") of 24.1%. Excluding the impact of certain expenses totaling $6.9 million related to the results of APE subsequent to the acquisition, operating income for fiscal 1998 was $22.4 million and has grown from $10.3 million in fiscal 1994 representing a CAGR of 21.2% and EBITDA has grown from $11.7 million to $27.9 million representing a CAGR of 24.2%. The growth from fiscal 1994 to fiscal 1997 principally occurred in the Fabric Division and is attributable to the Company's development and introduction of branded, performance-oriented sliver-knit fabrics. During fiscal 1998, sales in the Fabric Division decreased slightly but were offset by sales growth in the Consumer Products Division and net sales of $17.4 million generated from APE since October 2, 1998.

The Company developed fabrics to target the increasing consumer preference towards more casual and comfortable dress and a growing emphasis on outdoor activities and styling related to outdoor activities. Beginning with Glenaura
(TM) in 1993, the Company has introduced a series of branded, performance-oriented fabrics which have transformed the Company's Fabric Division from a traditional deep-pile fabric manufacturer dependent upon the coat market into a diversified fabric producer serving a broader range of faster growing end-use markets. Today, the Company's performance-oriented fabrics are principally manufactured from acrylic micro-fiber and are marketed under the brand names Berber by Glenoit(TM), Glenaura(TM), Zendura(TM) and GlenPile
(TM). The Company believes that its performance-oriented sliver-knit fabrics offer apparel manufacturers greater design flexibility and superior performance characteristics in comparison with competing fleece fabrics. These qualities include the enhanced design and color capability of "Jacquard" knitting (which allows the fabrics to have intricate and colorful designs knitted into the fabric rather than printed onto the surface), added versatility in texture and feel and greater warmth-to-weight ratios and the ability to promote the evaporation of perspiration, thereby providing greater warmth to the wearer. These performance-oriented fabrics have been introduced by the Company's customers into sportswear lines marketed under brand names such as Liz Claiborne, Jones New York, Ralph Lauren and Anne Klein; outerwear lines marketed under brand names such as L.L. Bean, Lands' End, Columbia, Woolrich and Bogner; and private label programs for retailers such as Saks Fifth Avenue, Nordstrom, Lord & Taylor, Banana Republic, Victoria's Secret and The Gap.

In addition to performance-oriented sliver-knit fabrics, the Company is a manufacturer and marketer of FAUX furs in the United States. FAUX fur synthetically replicates animal fur such as mink, beaver and leopard and is typically used in women's and children's coats. The Company also manufactures fabrics used to cover audio speakers in certain models of automobiles, fireproof fabric marketed under the Glentec(TM) name used by the United States Navy, and a wide variety of other fabrics used in the manufacture of toys, golf club head covers, powder puffs, case linings and other end-use products.

    The Company believes that it is currently the principal domestic manufacturer of sliver-knit fabrics made from micro-fiber (which is defined as fiber having a diameter of less than one denier). The Company's ability to produce these fabrics is a result of its (i) manufacturing expertise in the sliver-knitting process which is more complex and difficult to utilize than traditional knitting, (ii) state-of-the-art sliver-knitting equipment with proprietary manufacturing enhancements, (iii) experienced sliver-knitting workforce and (iv) exclusive supply agreement for Microsupreme(R) acrylic micro-fiber with Sterling Fibers, Inc. Over the last seven years, the Company has replaced or substantially upgraded all of its knitting equipment. Effective August 30, 1997, the Company, through its wholly-owned subsidiary, Glenoit Corporation of Canada, acquired certain assets and liabilities of Collins & Aikman's Canada, Inc. Management believes as a result of unseasonably warm weather during the last 18 months which affected retailer demand for our high performance outerwear fabrics and the influx of low priced apparel products, mostly from Asia, the Fabric Division's sales growth has slowed and may potentially decline. While the Company continues to develop new and innovative fabrics, there has been an overall decline in the sourcing of apparel fabric manufactured in the United States. As a result, the Company is taking steps in 1999 to consolidate operations and eliminate excess capacity. In connection with those actions, the Company will close its Tennessee facility and relocate certain machinery and equipment necessary to its North Carolina and Canadian facilities to support current and future sales volumes.

    The Consumer Products Division manufactures a wide variety of printed kitchen rugs, welcome mats, bath rugs and children's area rugs which are sold to national discount retailers including Wal-Mart, Kmart and Target, which typically sell such rugs at retail prices ranging from $3.99 to $9.99. A majority of the Company's kitchen rugs are manufactured under an exclusive licensing agreement with Barth and Dreyfuss of California, Inc. ("B&D"), a major manufacturer of kitchen textiles such as towels and potholders. Under the licensing agreement, the Company has the exclusive right to use B&D's designs on the Company's kitchen rugs, which are marketed jointly with B&D's kitchen textile products.

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

    Founded in 1984 and acquired by the Company on October 2, 1998, APE is a leading designer, importer and marketer of decorative textile home furnishings, principally quilts and decorative bedding items. APE's operating strategy is based on its ability to design products based on current and forecasted fashion trends and then contract for production with established, independent manufacturers principally located in China. This strategy results in a competitive advantage of being able to market high quality, fashion forward consumer products at competitive price points. APE's product mix consists of specialty decorative bedding, handmade quilts, seasonal and novelty home furnishings, fashion window coverings and complementary bath fashions. APE's overseas manufacturing infrastructure allows for a large quantity of customized designs without significant additional capital investment in plant and equipment. Key brands include American Pacific, Match, Hawthorne Hill, Tucker Lane and Country Classics. APE also maintains licensing agreement with Waverly and just recently Nautica. The Company believes that the acquisition of APE will expand its current product offerings to the large retailers, further penetrate the specialty retailing segment and diversify product sourcing capabilities beyond North America.

    On August 31, 1998, the Company announced that it is expanding its presence in the home fashions arena with the launch of a new home textiles division, Madison Landing. This division will supply decorative pillows, table linens, duvets and other fashion accessories to the retail industry.

BUSINESS STRATEGY

    Principal elements of the Company's strategy are:

    LEVERAGE EXISTING DISTRIBUTION CHANNELS. The Company seeks to utilize its strong distribution relationships with large national discount retailers such as Wal-Mart, Kmart and Target to expand distribution of its expanded home furnishing products. Today, the Company primarily sells kitchen rugs through this distribution channel; however, the Company is planning to expand its distribution of APE's products through this channel. In addition, the Company intends to utilize APE's strong relationships with certain specialty retailers to expand its distribution of household rugs.

    LEVERAGE FOREIGN SOURCING CAPABILITIES. As part of the acquisition of APE, Glenoit obtained the ability to source products for its operating units beyond North America. Glenoit intends to expand its ability to leverage the low-cost, high quality overseas sourcing capabilities.

    MAKE SELECTIVE ACQUISITIONS. The Company intends to pursue selective strategic acquisitions in order to broaden consumer product offerings to the large national discount retailers as well as further penetrate the specialty retailing segment. As previously mentioned, the Company acquired all the outstanding shares of Ex-Cell, which will broaden the Company's product offerings to the above mentioned distribution channels.

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


PRODUCTS

  FABRIC DIVISION

    The Fabric Division manufactures a diverse line of sliver-knit pile fabrics used in the manufacture of performance-oriented outerwear, sportswear, coats, accessories, home textiles, automotive interiors, military clothing and other products. The Fabric Division's largest and fastest growing segment is a line of performance-oriented micro-fiber fabrics which are principally made from Microsupreme(R) micro-fiber produced by Sterling Fibers, Inc. In 1993, the Company introduced the first of its performance-oriented fabrics, Glenaura(TM), and has since introduced Berber by Glenoit(TM)(1994), Zendura(TM)(1995) and GlenPile(TM)(1996). These fabrics are primarily used in the manufacture of outerwear, sportswear, and accessories, including coats, pullovers, heavy shirts, hats, gloves, scarves, robes and slippers, and are sold to manufacturers of sportswear marketed under brand names such as Liz Claiborne, Jones New York, Ralph Lauren and Anne Klein; manufacturers of outerwear marketed under brand names such as L.L. Bean, Lands' End, Columbia, Woolrich and Bogner; and private label programs for retailers such as Saks Fifth Avenue, Nordstrom, Lord & Taylor, Banana Republic, Victoria's Secret and The Gap. In addition, the Company sells micro-fiber fabrics in the home textile market for use in throws, covered pillows and comforters manufactured and marketed by Revman Industries Inc. under the brand name Indoor Outfitters(TM).

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

  CONSUMER PRODUCTS DIVISION

    The Consumer Products Division produces a wide variety of printed kitchen rugs, welcome mats, bath rugs and children's area rugs which are typically two-feet by three-feet in size. The Consumer Product Division's largest product category is kitchen rugs, which accounted for a substantial majority of its fiscal 1998 net sales. A majority of the Company's kitchen rugs are manufactured under an exclusive license agreement with B&D. Under this agreement, the Company has the exclusive right to use B&D copyrighted designs to produce kitchen rugs that are coordinated with B&D's towels, pot holders and other kitchen textiles. These products are marketed jointly to retailers as a coordinated package. In the children's area rug category, the Company produces rugs decorated with licensed cartoon characters for Couristan, Inc., a major manufacturer and distributor of area rugs. The Company's rugs have various surface textures and are made primarily from polyester. The Company also produces cotton and polypropylene rugs. The Consumer Products Division sells its rugs directly to national discount retailers such as Wal-Mart, Kmart and Target, which typically sell such rugs at retail prices ranging from $3.99 to $9.99.

  AMERICAN PACIFIC ENTERPRISES

     APE is a designer, importer and distributor of fashion forward home textile products. APE's principal products consist of quilts and specialty bedding items. APE also designs and distributes seasonal/novelty home furnishings, fashion window coverings and complementary bath products. These products are designed by APE's in-house design department and are then sourced through its overseas buying office. These products are typically sold to specialty retailers such as Bed, Bath and Beyond as well as national retailers.



SALES AND MARKETING

  FABRIC DIVISION

    The Fabric Division's marketing efforts are handled by an in-house sales force supported by a customer service department. The Fabric Division supplements its sales coverage with several experienced commissioned, outside sales organizations specializing in certain markets. The Fabric Division maintains a showroom at the Company's headquarters in New York. The Fabric Division has its own design and research and development departments that develop exclusive designs for the Company and certain of the Company's customers. No single customer accounted for more than 10% of the Fabric Division's net sales in fiscal 1998, reflecting the diversity of its customer base.

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

  CONSUMER PRODUCTS DIVISION

    The B&D sales force, supervised by the Consumer Products Division's marketing management, acts as representative agents for a large portion of all the Consumer Products Division's products. In return, the Company pays B&D a variable royalty on the sale of all rugs printed with B&D designs and also contributes to the compensation of the B&D sales force. The Consumer Products Division's marketing management maintains active relationships with key customers, and marketing calls to these customers are made jointly by the Company and B&D employees. The Consumer Products Division markets its products primarily to national discount retailers such as Wal-Mart, Kmart and Target, which collectively accounted for approximately 61% of the Consumer Products Division's net sales in fiscal 1998. The Consumer Products Division has recently entered into strategic marketing relationships in order to increase distribution of the Company's rugs through hardware stores and specialty retail gift shops.

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

  AMERICAN PACIFIC ENTERPRISES

    APE's products are marketed through a network of home textile and seasonal sales representatives. APE maintains a customer service center in Columbus, Ohio that works closely with the various customers and production staff. Senior management is actively involved in customer relations and the development of licensing agreements. APE's current systems enables customers to participate in product design, to customize product assortments and to execute purchase orders electronically.

MANUFACTURING FACILITIES AND OPERATIONS

    The Company operates two manufacturing facilities located in Tarboro, North Carolina, one manufacturing facility located in Jacksboro, Tennessee, and one manufacturing facility located in Elmira, Ontario, Canada. APE leases a 160,000 square foot warehouse in Columbus, Ohio, a sales and design office in San Francisco and a showroom in New York City. These leases terminate in April 2001, July 1999 and April 2002, respectively. Annual rental cost for the APE facilities total approximately $1,000,000. The Tennessee facility is leased with an expiration date in August, 2007, and an annual rental cost of approximately $580,000. As previously discussed, the Company is in the process of closing the Tennessee facility and is negotiating with the owner a potential early termination of this lease. The North Carolina and Canadian facilities are owned by the Company. The Company also maintains a 10,000-square-foot administrative office and sales showroom at 111 West 40th Street in New York City's garment district. The lease on the New York office expires on July 31, 2005, and has an annual rental cost of approximately $296,000. In the opinion of management, the Company's manufacturing capacity is sufficient to meet the Company's requirement for the foreseeable future. The following table sets forth certain information relating to the Company's facilities:

       LOCATION                            APPROXIMATE SQUARE FEET           USE
       --------                            -----------------------           ---
Tarboro, North Carolina
    Plant #1..............................          427,000                Fabric Division
    Plant #2..............................          281,000                Consumer Products Division
Jacksboro, Tennessee......................          140,000                Fabric Division
Elmira, Ontario...........................          135,000                Fabric Division
Columbus, Ohio............................          160,000                American Pacific Enterprises
San Francisco, California.................           14,000                American Pacific Enterprises
New York, New York........................           10,000                American Pacific Enterprises
New York, New York........................           10,000                Headquarters and Showroom


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

    The sliver-knitting process begins with loose fibers that have been selected for the aesthetic and technical qualities they will lend to the finished fabric. Most of the fibers used by the Company are pre-dyed by the supplier and then mixed to create the required shade. The loose fibers are blown together in air chambers mixing their color and fiber type. The mixed fibers are subsequently sent through a series of carding machines that aligns them in the same direction, producing a soft rope called "roving" or "sliver." The sliver is fed into the sliver-knitting machine where portions of the fibers are blown by small air jets into the high speed needles. As the needles knit the lightweight but strong knit backing, the fibers are caught securely into each of the loops. The high-speed, computerized needles can be programmed to knit a large variety of patterns using multiple slivers simultaneously. After knitting, the pile fabric is sent to the finishing area and sheared to the desired height. The fabric is subsequently placed through a series of technical finishing processes developed by the Company to control the weight, thickness and surface texture of the final fabric. Since 1991, under a new management team, the Company has replaced or upgraded substantially all of its knitting machines. In addition, the Company has replaced or upgraded its blending and carding machines and made modifications to its dyeing and finishing equipment.

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

  AMERICAN PACIFIC ENTERPRISES

  APE utilizes offshore independent manufacturers located principally in China for the majority of all production. APE fills decorative pillows in its Columbus, Ohio facility and sources the filling of imported comforter shells at independent contractors in North Carolina and South Carolina. Through a subsidiary, APE supervises overseas production with four expatriate senior managers and approximately 50 Chinese textile and administrative specialists. APE contracts for production with a number of manufacturers, many of which have served APE since 1984. Finished production is inspected by APE personnel overseas and is shipped to the Ohio warehousing facility or to a lesser extent directly to customers. Management believes this strategy allows it to focus investment in design, marketing and customer service as opposed to manufacturing equipment and a significant labor force.



LICENSES AND TRADEMARKS

    The Company's principal trademarks are Glenoit(TM), Berber by Glenoit(TM), Glenaura(TM), Zendura(TM), GlenPile(TM) and Glentec(TM).

    Under an agreement with B&D, the Company has the exclusive right to use B&D copyrighted designs on its printed kitchen rugs in all countries worldwide except Canada. Under the licensing agreement, the Company is required to pay B&D a variable royalty (subject to a $250,000 annual minimum) on all products utilizing B&D designs. This agreement terminates in November 1999 and may be extended indefinitely at the Company's option in successive one-year periods by giving written notice to B&D at least 90 days before the expiration of each term. Under this agreement, the Company is required to maintain a high level of quality and style and to comply with certain reporting obligations. B&D can terminate the agreement in the event of a material default by the Company (including a failure to pay the $250,000 minimum annual royalty).

    APE's key brands are American Pacific, Match, Hawthorne Hill, Tucker Lane and Country Classics. APE also maintains licensing agreements with Waverly and recently, Nautica.



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

    The Fabric Division competes directly with several smaller manufacturers of sliver-knit pile fabrics, including Monterey Mills, Inc., Tex-Tenn Corporation, Draper Knitting Company, Inc. and Roller Fabrics Inc. The Company also competes with manufacturers of competing non-sliver-knit natural and synthetic fabrics such as high-end fleece. Such manufacturers include Malden Mills Distributors Corp., Dyersburg Corporation and Menra Mills Corporation.

    The Consumer Products Division competes with various manufacturers of rugs for the home, including foreign rug producers. The Consumer Products Division's principal competitors are Bacova Guild Ltd., a subsidiary of Burlington Industries, Inc., and American Rug Craftsmen, Inc., a subsidiary of Mohawk Industries, Inc.

    APE competes in the home furnishings industry. The key competitors include major domestic home textile manufacturers and selected niche importers. The largest competitors include the major textile mills such as Spring Industries, Westpoint Stevens and Dan River.


EMPLOYEES

    The Company benefits from an experienced work force with which it maintains good working relationships. As of January 2, 1999, the Company employed 1,290 employees, of whom 1,005 were hourly and 285 were salaried.

    Of the Company's hourly employees, approximately 294 are represented by the Union of Needletrades, Industrial Textile Employees and are located in Jacksboro, Tennessee and Elmira, Ontario. The Tennessee agreement with this union expired on February 21, 1999. As previously discussed, the Company is in the process of closing that facility. The Canadian agreement expires December 25, 1999. The Company's other facilities are non-unionized.

BACKLOG

    The Company's order backlog was approximately $17.1 million at January 2, 1999 as compared to approximately $10.6 million at January 3, 1998. Included in the 1998 amount is APE's order backlog of approximately $11.3 million at January 2, 1999. Substantially all of the orders outstanding at January 2, 1999 are expected to be filled within three months of that date. Orders on hand are not necessarily indicative of total future sales.

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

    During 1998, the Company settled the previously outstanding examination and assessment that resulted from the Internal Revenue Service's ("IRS") review of the Company's and Holding's income tax returns for January 1, 1994 and December 31, 1994. The Company paid approximately $798,000 in tax, penalty and interest in connection with this settlement.

    The Company's state income tax returns for the years ended January 1, 1994 and December 31, 1994, have been examined by the New York Department of Finance. In April 1997, the New York Department of Finance assessed taxes and interest in the amount of approximately $130,000. The Company is currently in the process of responding to the New York Department of Finance and believes that any potential settlements will be within amounts accrued.

    Holdings has an indemnification agreement with a shareholder with respect to certain tax obligations. While tax obligations are the expense and liability of the Company and Holdings, the indemnification agreement provides for an additional contribution of capital to Holdings from this shareholder via reductions of long-term obligations due the shareholder from Holdings.

ITEM 2: PROPERTIES

    For information concerning the principal physical properties of the Company and subsidiaries, see "Item 1: BUSINESS - - Manufacturing Facilities and Operations".
 .
ITEM 3: LEGAL PROCEEDINGS

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

    Glenoit Corporation will be permitted (but will not be obligated) to make certain payments to Holdings, including payments (i) in respect of principal and interest of debt obligations of Holdings, (ii) to cover certain administrative and operating expenses of Holdings and (iii) to cover certain tax liabilities allocable to the Company, subject in each case to certain conditions and restrictive covenants in the agreements governing the Company's credit facility and 11% Senior Subordinated Notes.

    During fiscal 1998 and 1997, the Company distributed $1.9 million and $7.3 million to Holdings respectively. No such distributions were made during fiscal 1996.

ITEM 6: SELECTED FINANCIAL DATA


    Set forth below are selected historical consolidated financial data of the Company for the periods indicated. The historical consolidated financial data of the Company prior to December 13, 1995 reflect the historical results of Glenoit Mills, Inc. and subsidiary ("Mills"). The selected historical financial data of the Company as of and for the years ended January 4, 1997, January 3, 1998 and January 2, 1999 has been derived from the Consolidated Financial Statements of the Company included elsewhere herein. The selected historical financial data of the Company as of and for the year ended December 30, 1995 and December 31, 1994 has been derived from the Consolidated Financial Statements of the Company not included herein. The selected consolidated financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements of the Company and related notes thereto included elsewhere in this Annual Report.

                                             FISCAL YEAR

                             1994       1995     1996       1997       1998
                            ------     ------   ------      ----       ----
                                       (DOLLARS IN THOUSANDS)

STATEMENT OF INCOME DATA:
Net sales.................. $ 72,469  $ 93,840  $121,751   $146,921    $172,042
Cost of sales..............   49,594    67,249    86,525     98,061     123,696
                            --------  --------   -------   --------    --------
Gross profit...............   22,875    26,591    35,226     48,860      48,346
Operating expenses.........   12,550    16,235    18,045     22,933      32,877
                            --------  --------   -------   --------    --------
Income from operations.....   10,325    10,356    17,181     25,927      15,469
Interest expense, net......    2,208     3,745     9,125     10,938      13,942
Other expense .............       83       166       589        733         838
Income tax expense.........    2,850     3,083     3,354      5,390         308
                            --------  --------   -------   --------    --------
Income before
extraordinary loss.........    5,184     3,362     4,113      8,866         381
Extraordinary loss, net of
tax benefit................     --       2,407(a)     --      2,857(b)      117(c)
                               -----  --------      ----   --------    --------
Net income................. $  5,184   $   955  $  4,113     $6,009     $   264
                            ========  ========   =======   ========    ========
OTHER DATA:
Depreciation and
amortization............... $  1,491   $ 1,946  $  3,097     $3,862     $ 6,416
Capital expenditures.......    1,394     5,239     1,704     19,606      17,902
Cash flows from operating
activities.................      142       181     6,429     23,706      17,789
Cash flows used in
investing activities.......   (1,201)  (13,076)   (1,388)   (27,763)    (73,518)
Cash flows from financing
activities.................    1,247    13,533    (6,014)     5,080      54,996
EBITDA(d)..................   11,733    12,136    19,689     29,056      21,047
Adjusted EBITDA(e).........   11,733    12,136    20,990     29,056      27,935

BALANCE SHEET DATA:
Cash and cash equivalents.. $    384   $ 1,023   $    49   $  1,072     $   340
Working capital(f).........    5,925    17,735    13,340     15,148      27,442
Total assets...............   21,317    50,946    49,497     75,230     144,699
Total liabilities(g).......   27,547    97,857    92,295    119,396     191,054
Stockholder's deficit......   (6,230)  (46,911)  (42,798)   (44,166)   (46,355)

(a) During fiscal 1995, the Company recognized an extraordinary loss, net of income tax benefit of $1,240,000, as a result of the early retirement of the Company's debt obligations.
(b) During April 1997, the Company recognized an extraordinary loss, net of income tax benefit of $1,527,000, as a result of the refinancing of the Company's debt in connection with the Initial Offering. See Note 5 to the Consolidated Financial Statements.
(c) During September 1998, the Company recognized an extraordinary loss, net of a tax benefit of $67,000, related to the purchase of senior subordinated notes with a face amount of $5 million. See Note 5 to the Consolidated Financial Statements.
(d) EBITDA represents income before extraordinary loss plus income tax expense, interest expense (net), depreciation and amortization. The Company believes that EBITDA provides useful information regarding the Company's ability to service its debt; however, EBITDA does not represent cash flow from operations, as defined by generally accepted accounting principles and should not be considered as a substitute for net income as an indicator of the Company's operating performance or cash flow as a measure of liquidity. The definition of EBITDA presented herein differs from the definition of EBITDA in the Indenture. EBITDA has not been adjusted to reflect certain costs and expenses payable to related parties prior to fiscal 1996, which were substantially reduced as a result of the Recapitalization.
(e) Adjusted EBITDA represents EBITDA (See Note (d) above), plus (i) for fiscal 1996, (A) moving expenses of approximately $320,000 incurred to relocate the Company's Consumers Product Division and (B) fees of approximately $980,000 for a consulting project related to process improvement and cash flow management and (ii) for fiscal 1998 (A) non-cash, non-recurring charges related to inventory sold during the fourth quarter that had been written up by $3,367,000 at time of the acquisition in accordance with generally accepted accounting principles and (B) $3,521,000 of compensation expense recorded for amounts owed to employees of APE in connection with incentive compensation arrangements entered into as part of the APE acquisition. Adjusted EBITDA is presented because the Company believes that it provides useful information regarding the Company's ability to incur and service debt; however, Adjusted EBITDA does not represent cash flow from operations as defined by generally accepted accounting principles and should not be considered as a substitute for net income as an indicator of the Company's operating performance or cash flow as a measure of liquidity.
(f) Working capital represents consolidated current assets less consolidated current liabilities.
(g) The Company's fiscal 1994 balance sheet includes indebtedness of Holdings which has been accounted for as indebtedness of the Company under the "push-down" method of accounting. This debt was paid off on December 13, 1995. The "push-down" method requires that the debt of Holdings guaranteed and collateralized by the assets of the Company be treated for accounting purposes as debt of the Company.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    The Company's net sales grew from $121.7 million in fiscal 1996 to $172.0 million in fiscal 1998 primarily as a result of increased sales of the Company's performance-oriented pile fabrics and the acquisition of American Pacific Enterprises, Inc. ("APE") on October 2, 1998. The growth in sales of pile fabric came during 1993 through 1997. Sales of these fabrics were flat in 1998 compared to 1997. The sales growth that occurred in 1998 was primarily due to APE's results being included in the fourth quarter of 1998 and increased sales of household rugs in the Company's Consumer Products Division.

RECENT DEVELOPMENTS

On February 12, 1999, the Company acquired all of the outstanding shares of capital stock of Ex-Cell Home Fashions, Inc. ("Ex-Cell") for $43.2 million, subject to post-closing adjustment. In addition, approximately $6.9 million of debt of Ex-Cell was extinguished in connection therewith. Ex-Cell is engaged in the design, manufacture, importation and distribution of textile home furnishings, principally shower curtains, table linens and decorative pillows. Since the acquisition occurred subsequent to fiscal 1998, Ex-Cell's operating results are not included in the discussions below.

On October 2, 1998, the Company acquired all the capital stock of APE for approximately $39.1 million, including fees and expenses, subject to post-closing adjustments. In addition, approximately $16.6 million of indebtedness of APE was extinguished by the Company in connection therewith. APE is a leading designer, importer and marketer of decorative textile home furnishings, principally quilts and decorative bedding items. The Company believes that the acquisitions of APE and Ex-Cell will (i) expand its current product offerings to the large retailers whereby strengthening its relationships with key customers, (ii) further penetrate the specialty retailing segment and
(iii) diversify product sourcing capabilities beyond North America.

     On February 25, 1999, the Company's Board of Directors approved a plan to consolidate its manufacturing operations of the Fabric Division into its facilities located in North Carolina and Canada. In connection with this activity, the Company will be discontinuing operations at its leased Tennessee facility and will terminate substantially all of the associates at that facility. During the first quarter of fiscal 1999, the Company will record a charge against operations to cover the estimated costs associated with the closing of that facility including the cost of operating leases, the write-off of the related goodwill, the write-down of machinery and equipment to fair market value and severance and other personnel costs. The Company currently estimates these total charges to total approximately $12 million to $18 million.

RESULTS OF OPERATIONS

    The following table sets forth selected results of operations expressed in millions of dollars and as a percentage of total net sales for fiscal years 1996, 1997 and 1998.

                                1996                 1997                 1998
                                ----                 ----                 ----
Net sales:
 Fabric Division.......    $ 79.4    65.2%       $107.1     72.9%      $106.7    62.0%
 Consumer Products
   Division.............      42.3    34.8         39.8     27.1         47.9    27.8
 American Pacific
   Enterprises..........         0       0            0        0         17.4    10.2
                           --------  -------    --------   -------    -------   -----
    Total net sales.....     121.7     100.0      146.9     100.0       172.0   100.0
Cost of sales...........      86.5      71.1       98.1      66.8       123.7    71.9
                           --------  -------    --------   -------    -------   -----
 Gross profit...........      35.2      28.9       48.8      33.2        48.3    28.1
Operating expenses......      18.0      14.8       22.9      15.6        32.9    19.1
                           --------  -------    --------   -------    -------   -----
  Income from operations      17.2      14.1       25.9      17.6        15.4     9.0
Interest expense, net...       9.1       7.5       10.9       7.4        13.9     8.1
Other expense...........       0.6       0.5         .7       0.5          .8     0.5
Income tax expense......       3.4       2.7        5.4       3.7          .3     0.2
                           --------  -------    --------   -------    -------   -----
Income before
extraordinary loss......       4.1       3.4        8.9       6.0          .4     0.2
Extraordinary loss......       --        --         2.9       2.0          .1     0.0
                           --------  -------    --------   -------    -------   -----

    Net income..........     $ 4.1     3.4%      $6.0        4.0%      $ .3       0.2%
                           ========  =======    ========   =======    =======   =====

FISCAL 1998 COMPARED TO FISCAL 1997

 Net sales for the year ended January 2, 1999 were $172.0 million compared to $146.9 million for fiscal 1997. This increase of $25.1 million or 17.1% is primarily related to the purchase of APE which generated approximately $17.4 million in sales subsequent to October 2, 1998 as well as increased sales of household rugs which increased to $47.9 million from $39.8 million. The Fabric Division sales for 1998 were down slightly to $106.7 million from $107.1 million in fiscal 1997.

 Gross profit for fiscal 1998 was $48.3 million or 28.1% of net sales compared to $48.8 million or 33.2% of net sales for the prior year. This decrease is attributable to lower operating results in the Fabric Division, as a result of increased overhead costs including increased levels of depreciation as a result of the Company's capital expenditure program. This decrease was partially offset by improvements in the Consumer Products Division. In addition, gross profit for APE was $3.2 million which was negatively impacted by approximately $3.4 million of costs associated with inventory sold during the fourth quarter of 1998 that had been written up at time of the acquisition in accordance with generally accepted accounting principles.

 Operating expenses for fiscal 1998 increased to $32.9 million from $22.9 million for the prior year. Of this $10.0 million increase, APE's operating expenses totaled $8.0 million. APE's results include a $3.5 million charge for incentive compensation expense related to employees of APE based on 1998 earnings as outlined in the acquisition agreement. Operating expenses increased $ .8 million as a result of Glenoit Canada being included in a full year of operations. Other increases were primarily related to sales categories such as commissions and compensation costs.

 Operating income decreased to $15.4 million for fiscal 1998 from $25.9 million in fiscal 1997. The Fabric Division's operating income declined $6.7 million to $21.1 million and was partially offset by the improved operating results in the Consumer Products Division which increased 11.5% to $7.5 million. In addition, as a result of the $6.9 million of charges for APE described above, APE reported an operating loss of $4.8 million since October 2, 1998.

 Interest expense for fiscal 1998 was $13.9 million compared to $10.9 million for 1997. Interest expense has increased due to higher levels of debt and a higher effective borrowing rate relating to senior subordinated debt issued at the end of the first quarter of 1997 and the acquisition of APE during October 1998.

 The Company recognized a loss of approximately $ .1 million, net of an income tax benefit, during September 1998 related to the purchase of Senior Subordinated Notes with a face amount of $5 million. The Company recorded an extraordinary loss on the early extingishment of debt of $2.9 million, net of an income tax benefit, related to the refinancing of the Company's debt which took place on April 1, 1997.

 Net income for 1998 was $ .3 million compared to $6.0 million for the same period in the prior year based on the factors discussed above.


FISCAL 1997 COMPARED TO FISCAL 1996

    Net sales for fiscal 1997 increased to $146.9 million or 20.7% compared to $121.7 million for fiscal 1996. Fabric Division sales increased $27.7 million or 34.9% over prior year due to both increased unit volume in the Company's performance-oriented fabrics in sportswear and outerwear and an improved average selling price which reflects an improved sales mix over the prior year. Sales in the Fabric Division were also positively impacted by the acquisition made by Glenoit Canada which generated sales of $4.2 million from the acquisition date through January 3, 1998. Fabric Division sales offset a decline in sales in the Consumer Products Division which occurred primarily in the second quarter as a result of a unit volume shortfall as well as a promotional mix in the third quarter which yielded lower selling prices.

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

    Operating expenses for fiscal 1997 were $22.9 million or 15.6% of net sales compared to $18.0 million or 14.8% of net sales in the prior year. Dollar increases over the prior year were primarily in sales related categories such as commissions and credit collection expense as well as the acquisition by Glenoit Canada which reported operating expenses of $.3 million. Accruals for pension, professional fees, and profit related compensation plans increased over the prior year.

    Operating income was $25.9 million for fiscal 1997 compared to $17.2 million in the prior year. This increase, resulting from the factors described above, represents an increase of $8.7 million or 50.9%. The Fabric Division's operating income increased approximately 84% which was offset by a $1.4 million decline in operating income in the Consumer Products Division.

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

    On April 1, 1997, the Company issued $100 million of senior subordinated notes (the "Notes"). Concurrently with the issuance of the Notes, the Company entered into a $70 million senior credit facility ("the New Credit Facility") with a syndicate of lenders led by Banque Nationale de Paris ("BNP"), pursuant to which the Company obtained available credit (i) up to $45.0 million for working capital and general corporate purposes (the "Working Capital Commitment"), subject to a Borrowing Base, and (ii) up to $25.0 million for acquisitions (the "Acquisition Commitment"). The Company also prepaid all outstanding indebtedness under the Old Facility. On October 2, 1998, the New Credit Facility was amended to increase the Acquisition Commitment to $76 million. On October 2, 1998, the Company borrowed approximately $55.7 million under the Acquisition Commitment in connection with the acquisition of APE. At January 2, 1999, there were borrowings of $15.0 million under the Working Capital Commitment and approximately $17.9 million available to borrow under the Working Capital Commitment and up to $20.3 million under the Acquisition Commitment. A more detailed description of the Notes and the New Credit Facility may be found in the notes to consolidated financial statements. In connection with the acquisition of Ex-Cell on February 12, 1999, the Company amended the New Credit Facility and increased total borrowings available to $200 million. This increased borrowing availability consists of the following (i) up to $90.0 million for working capital and general corporate purposes, subject to a Borrowing Base, (ii) $40.0 million Term A loan and (iii) $70.0 million Term B loan. Principal payments on the Term A and Term B loans begin in September 1999 and total $3.4 million during fiscal year 1999.

    Principal and interest payments in respect of the Notes and the New Credit Facility will represent significant liquidity requirements for the Company. In addition, the Company will be permitted (but will not be obligated) to make certain payments to Holdings, including payments (i) in respect to certain amounts of principal and interest of the Seller Notes, (ii) to cover certain administrative and operating expenses of Holdings and (iii) to cover certain tax liabilities allocable to the Company, subject in each case to certain conditions as described in the Notes and the New Credit Facility.

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

    Holdings is a holding company and as a result does not have any substantive assets or operations that generate revenues or cashflows. Accordingly, Holdings relies on the Company's distribution of dividends to meet its obligations, including interest and principal payments. As of January 2, 1999, Holdings has obligations with a face amount of $29.2 million, bearing interest at stated rates between 5% to 12.5%, to shareholders with principal due in 2004 and 2005. For further discussion see Note 11 of the Consolidated Financial Statements.

    On March 5, 1997, the Company declared a dividend and issued a note in the amount of approximately $5.8 million to a shareholder of Holdings in satisfaction of a contingent earnout obligation of Holdings as discussed in Note 9 to the Consolidated Financial Statements.

    In July 1998, Holdings settled a dispute regarding additional purchase price owed to a shareholder associated with the recapitalization in December 1995 discussed in Note 9 to the Consolidated Financial Statements. Accordingly, Holdings paid approximately $1.9 million to the shareholder during July 1998. These funds were paid to Holdings by the Company as a dividend.

    During September 1998, the Company acquired $5 million of the Notes in the open market. These Notes were subsequently retired. In connection with this transaction, the Company recorded an extraordinary loss of approximately $117,000, net of a tax benefit, which consisted of the write off of a pro rata share of deferred financing costs associated with the Notes.

    During fiscal 1998, net cash provided by operating activities was $17.8 million, which includes the impact of APE subsequent to October 2, 1998. Receivables decreased by $6.1 million, inventories and other assets decreased by $5.7 million. Accrued liabilities increased by $5.7 million, due primarily to compensation related costs including the amounts owed to APE employees as previously discussed. Accounts payable decreased by $4.4 million related to decreased raw material purchases and tax related accruals decreased $0.9 million.

    During fiscal 1997, net cash provided by operating activities was $23.7 million. Accounts and other receivables decreased by $ 1.0 million, inventories and other current assets decreased by $2.1 million. Accrued liabilities increased by $3.2 million, due primarily to accrued interest on senior subordinated notes and profit related compensation plans. Accounts payable increased by $2.1 million and "Due to Holdings" increased $ .9 million related to accrued federal taxes.

    During fiscal 1996, cash provided by operating activities was $6.4 million. Changes in operating assets resulted in a use of $0.5 million. Increases in receivables and a decrease in payables required $2.3 million and $3.0 million, respectively. Cash was provided by changes in accrued expenses of $1.3 million, changes in inventories and prepaid expenses totaling $1.0 million and a change in the amount "Due to Holdings" of $2.6 million.


  CAPITAL IMPROVEMENTS

    Capital expenditures for fiscal 1998 totaled $17.9 million. These additions were primarily to increase capacity in the Fabric Division as well as the Consumer Products Division. Expenditures were made for upgrades to Management Information System. Capital expenditures for the year ended January 3, 1998 were $19.6 million. These additions were primarily in the Fabric Division for additions of knitting and blending equipment to increase capacity as well as a plant expansion in Tarboro, N. C. Expenditures were also made for upgrades to management information systems. During fiscal 1996, the Company's capital expenditures were $1.7 million. These additions included upgrading equipment in the Fabric Division to accommodate the growth in micro-fiber products, as well as upgrading plant and equipment in the Consumer Products Division.

SEASONALITY

    The Company's business is seasonal in nature. Generally, there is increased retail demand for garments and rugs during the fall (back-to-school) and December holiday selling seasons. Consequently, demand for the Company's products is generally higher during the Company's second and third fiscal quarters when such products are produced for these selling seasons.

INFLATION

    The Company believes that inflation has not had a material impact on its results of operations for the three fiscal years ended January 2, 1999 due to the relatively low rates of inflation during this period.


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

    Due to conversions already in progress to improve operating performance, the Company believes that a failure of the IT system is unlikely and any possible failure would not result in a material adverse effect. Management expects the conversions and the review of its IT systems to be completed by June 1999 and, accordingly, a contingency plan for IT risks has not been developed. However, should the remaining review indicate a contingency plan is needed, the Company will react accordingly.

    Non-IT systems involve embedded technologies such as microcontrollers or microprocessors. Examples of Non-IT systems include telephones, security systems and computer controlled manufacturing equipment. A malfunction in one of these areas could result in the Company not being able to manufacture and ship product on time to its customers. The Company's review of Non-IT systems is ongoing with expected completion by June 1999. To date, management believes the Non-IT risks are minimal. Any costs of addressing Non-IT risks are included in normal upgrade and replacement expenditures which were planned outside of the Company's Year 2000 review. Since these risks are believed to be minimal, a contingency plan for Non-IT risks has not been developed. However, should the remaining review indicate a contingency plan is needed, the Company will react accordingly.

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

    The Company's greatest Year 2000 risk would manifest itself in a critical third party's system malfunction where the Company would suffer business interruption until the supplier or customer corrected the problem or an alternative supply was found. At this point in the Company's review, it is not aware of any potential situations which may cause this scenario to occur, but will formulate a contingency plan should its review indicate it is necessary to do so.

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


QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company's exposure to market risk relates to changes in interest rates and foreign currency rates. The Company has not used derivative financial instruments. The Company's borrowings under its New Credit Facility bear interest rates based on either a floating Base Rate or the Eurodollar Rate. As of January 2, 1999, the Company had $65.7 million outstanding under its New Credit Facility. The Company's other borrowings consist of $95.0 million of senior subordinated debt due on April 2007 at a fixed rate of 11%. As of January 2, 1999, the average interest rate on the borrowings under the New Credit Facility was 7.9%. The definitive extent of the Company's interest rate risk under the New Credit Facility is not quantifiable or predictable because of the variability of future interest rates and borrowing requirements.

     The Company is exposed to foreign currency risk by virtue of its Canadian operations. However, less than 10% of its annual revenues are generated by this subsidiary. Canada has traditionally had a relatively stable currency and therefore the Company feels its exposure to significant adjustments in the Canadian currency to be minimal. Additionally, the Company's consolidated financial statements are denominated in U. S. dollars and, accordingly, changes in the exchange rate between U. S. dollars and Canadian dollars affect the operating results as well as stockholder's deficit. These adjustments, to date, have not been material to the Company's consolidated balance sheet.


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

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None

                                    PART III

ITEM 10:       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The following table sets forth the names, ages as of January 2, 1999, and a brief account of the business experience of each director and executive officer of the Company. Under the terms of the Stockholders Agreement (as defined), the board of directors of Holdings will be the same as the board of directors of the Company. See "Certain Relationships and Related Transactions--Stockholders Agreement." The Company's By-laws, provide that each director shall hold office for a term of one (1) year or until his or her successor is elected and qualified.

    NAME                                   AGE                    POSITION
    ----                                   ---                   ----------

Thomas J. O'Gorman.......................   64  President, Chief Executive Officer and Director
Larry Levine.............................   65  President and Chief Operating Officer--Fabric Division
Kevin R. Kennedy.........................   44  President and Chief Operating Officer--Consumer Products Division
Lester D. Sears..........................   50  Executive Vice President and Chief Financial Officer
John Mowbray O'Mara......................   70  Director
Saleem Muqaddam..........................   51  Director
Isaac Schapira...........................   45  Director
Joseph M. Silvestri......................   36  Director


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

     KEVIN R. KENNEDY. Mr. Kennedy joined the Company in 1997 as President and Chief Operating Officer of the Consumer Products Division. Prior to that, Mr. Kennedy served in various executive positions with Couristan, Inc., most recently as Executive Vice President of Sales and Marketing. Mr. Kennedy was also employed by Abraham & Strauss as a buyer for the area rug business and participated in A & S's executive management training program.

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

     SALEEM MUQADDAM. Mr. Muqaddam has served as a Vice President of Citicorp Venture Capital, Ltd. ("CVC") and its affiliated investment companies since 1989. Previously he spent 15 years with Citibank, N.A. and its affiliates in senior management positions. Mr. Muqaddam is a director of Pamida Holdings Corporation, Plantronics, Inc., Chromcraft Remington Inc. and Fairwood Corporation.

     ISAAC SCHAPIRA. Mr. Schapira has served as a director of Stirling Investment Holdings, Inc. since December 1994. In addition, Mr. Schapira is the President of Glenoit (U.K.) Limited, and has been in this position for over 15 years.

     JOSEPH M. SILVESTRI. Mr. Silvestri has been a director of the Company since his appointment by CVC in 1994. Mr. Silvestri has been employed by CVC since 1990 and has been a Vice President since 1995. Mr. Silvestri served as Assistant Vice President of CVC from 1990 to 1995. Mr. Silvestri serves on the Board of Directors of International Media Group, Triumph Group, Polyfibron Technologies, Inc., The GNI Group, ISG Resources, Inc. and Euramax International, Inc.

COMPENSATION OF DIRECTORS

    The Company's Board of Directors receive no compensation for their service as directors. Directors are reimbursed for their out-of-pocket expenses in connection with their travel to and attendance at meetings of the Board of Directors or committees thereof.

ITEM 11:       EXECUTIVE COMPENSATION

    The following table sets forth certain information for the fiscal year ended January 2, 1999, concerning cash and non-cash compensation earned by the Chief Executive Officer and the three other most highly compensated executive officers of the Company whose combined salary and bonus exceeded $100,000 during such year.


                                  SUMMARY COMPENSATION TABLE


                                                                                                 LONG TERM          OTHER ANNUAL
                                                        ANNUAL                                  COMPENSATION        COMPENSATION
                                                     COMPENSATION                               ------------        ------------
                                                     ------------                             RESTRICTED STOCK
        NAME             PRINCIPAL POSITION          FISCAL YEAR   SALARY ($)    BONUS ($)         AWARD ($)             ($)
        ----             ------------------          -----------   ----------    ---------     --------------            ---
Thomas J. O'Gorman... Chief Executive Officer          1998          $400,000     $800,000                                  --
                                                       1997           400,000      800,000        $182,787(4)
                                                       1996           406,250      615,271               -            $106,250(6)
Larry Levine......... President & Chief Operating      1998           300,000       25,125          33,333(5)               --
                      Officer - Fabric Division        1997           203,077      332,423
                                                       1996           204,846      213,100
Robert B. Dale(3).... President & Chief Operating      1997           300,000       37,500                                  --
                      Officer - Consumer Products      1996           305,769       37,120
                      Div.
Lester D. Sears(2)... Executive Vice President &       1998           181,912      116,078           33,333(5)
                      Chief Financial Officer          1997           172,932      141,077
                                                       1996            69,808       50,000                              35,000(7)
Kevin R. Kennedy(1) . President & Chief Operating      1998           200,000      150,000           33,333(5)
                      Officer - Consumer Products      1997            59,888
                      Div.

(1) Employed as of September 1997

(2) Employed as of August 1996.

(3) Mr. Dale resigned from the Company effective as of July 1, 1997.

(4) In August 1997, Mr. O'Gorman was granted 1,286.211 options for restricted shares of Holdings' Class A common stock at an exercise price of $37,500. Mr. O'Gorman exercised the shares immediately. At the time of exercise, the Company estimated fair market value for the shares to be $220,287. See "Item 12: Security Ownership of Certain Beneficial Owners and Management" for total shares owned by Mr. O'Gorman.

(5) During June 1998, Holdings sold each of these three officers 285.82 shares of Holdings' Class A Common Stock at an exercise price of $52,777. The Company estimated the fair market value of each block of shares to be $86,110.

(6) Amount shown reflects deferred compensation from 1992 through 1995 which Mr. O'Gorman elected to receive in 1996.

(7) Amount shown reflects a signing bonus under the employment agreement with Mr. Sears. See - "Employment Agreements".

DEFINED BENEFIT PLAN

    The Company's retirement benefit, for employees hired prior to May 1, 1997, provides a maximum monthly benefit regardless of the employees compensation level of $2,000. The normal retirement benefit is 45% of the average final compensation of the employee, reduced pro rata for each year of service less than 25 years.

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

ITEM 12:       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Holdings owns 100% of the Company's common stock. The following table sets forth, as of January 2, 1999, certain information with respect to each class of Holdings Common Stock (as defined) beneficially owned by each director of the Company, all officers and directors of the Company as a group, and each person known to the Company to own beneficially more than 5% of Holdings Common Stock of any such class. Unless otherwise noted, the individuals have sole voting and investment power. As described under "Description of Capital Stock and Indebtedness of Holdings," certain classes of Holdings Common Stock are convertible into other classes of Holdings Common Stock. Except as noted in the footnotes to the table, the information in the table assumes no such conversion.

                                    CLASS A               CLASS B              CLASS C        CLASS D            CLASS E
                                    -------               -------              -------        -------            -------
NAME AND ADDRESS                  SHARES    %         SHARES     %       SHARES       %   SHARES     %       SHARES      %
----------------                  ------   --         ------    --       ------      --   ------    --       ------     --
Citicorp Venture Capital,
Ltd..........................     5,607     43.2%     16,901     78.5%       --      --     --      --         --       --
  399 Park Avenue
  New York, New York 10043
Isaac Schapira(a)............     1,826     14.1          --              3,579      100%   --      --         --       --
  c/o Gratch Jacobs & Brozman
  950 Third Avenue
  New York, New York 10022
Thomas J. O'Gorman...........     3,112     24.0          --      --         --      --     --      --         --       --
  111 West 40th Street
  New York, New York 10018
The Equitable Life Assurance
Society of the
  United States..............     2,412(b)  15.7          --       --        --      --     --      --      2,412(b)    100%
  c/o Alliance Corporate
  Finance Group Incorporated
  1345 Avenue of the Americas
  New York, New York 10105
Banque Nationale de Paris....     1,715(c)  11.7       1,715(c)   7.3        --      --     --      --         --       --
  499 Park Avenue
  New York, New York
  10022-1245
CCT Partners II, L.P.(d).....       997      7.7       3,005     13.8        --      --     --      --         --       --
  399 Park Avenue
  New York, New York 10043
Saleem Muqaddam(e)...........        55       *          167       *         --      --     --      --         --       --
  c/o Citicorp Venture
  Capital, Ltd.
  399 Park Avenue
  New York, New York 10043
Joseph Silvestri(e)..........         1       *            3       *         --      --     --      --         --       --
  c/o Citicorp Venture
  Capital, Ltd.
  399 Park Avenue
  New York, New York 10043
John Mowbray O'Mara..........        42       --         125       --        --      --     20     100         --       --
  623 Lake Avenue
  Greenwich, Connecticut
  06830
All officers and directors
  as a group(e)
  (7 persons)................     5,893     45.3         295      1.4     3,579     100     20     100         --       --

 *  Represents less than 1%
(a) Includes shares held by Stirling Investment Holdings, Inc., a British Virgin Islands corporation (the "Seller"). Under Rule 13d-3 under the Exchange Act, Mr. Schapira is deemed to beneficially own shares held by the Seller.
(b) Includes a warrant to purchase 2,412 shares of Class A or Class E Stock with an exercise price of $0.01 per share and an expiration date of December 14, 2003.
(c) Includes a warrant to purchase 1,715 shares of Class A or Class B Stock with an exercise price of $0.01 per share and an expiration date of December 14, 2003.
(d) CCT Partners II, L.P. is a Delaware limited partnership, the limited partners of which are employees of CVC.
(e) Does not include shares held by CVC or CCT Partners II, L.P. that may be deemed to be beneficially owned by Messrs. Muqaddam and Silvestri. Messrs. Muqaddam and Silvestri disclaim beneficial ownership of shares held by CVC and CCT Partners II, L.P. Includes shares owned by Mr. Sears, Mr. Levine and Mr. Kennedy not reflected above.

    Certain stockholders of the Company have entered into the Stockholders Agreement, which contains certain agreements relating to the composition of the board of directors of Holdings and its subsidiaries. See "Certain Relationships and Related Transactions--Stockholders Agreement."

ITEM 13:       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

INDEBTEDNESS OF MANAGEMENT

    In connection with the O'Gorman Agreement, Mr. O'Gorman received a loan in the amount of $300,000 from the Company. Pursuant to the O'Gorman Agreement, the loan bears a simple interest rate equal to the lowest rate in effect pursuant to the Treasury Regulations so as to preclude the loan from bearing imputed interest. The loan shall be due on the last day of the Employment Period (as defined therein) or shall be forgiven if Mr. O'Gorman is still employed by the Company on December 31, 2003. During March 1998, Mr. O'Gorman received a loan in the amount of $100,000 from the Company and created an unsecured note receivable. The unsecured note bears an interest rate of 4%.

    During June 1998, Holdings sold three officers of the Company a total of
857.46 shares of Holdings Class A common stock for approximately $158,000. Holdings loaned the officers an amount equal to the shares price and created full recourse notes receivable secured by the issued shares.

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

TAX SHARING AGREEMENT

    Holdings, the Company and its domestic subsidiaries will be included in the consolidated United States federal income tax return of Holdings. Holdings, the Company and its domestic subsidiaries have entered into a Tax Sharing Agreement whereby the Company and its domestic subsidiaries will pay Holdings their respective pro rata share of the total consolidated tax liability, as set forth in the Tax Sharing Agreement. Under the Tax Sharing Agreement, the Company and its domestic subsidiaries are treated as separate tax groups for purposes of the agreement. The Tax Sharing Agreement provides that if the Company or its domestic subsidiaries has losses that are absorbed by the rest of the consolidated tax group, the Company, as the case may be, cannot carry those losses forward to offset its own future taxable income. In the event that the Company and its subsidiaries are included in a joint, combined, consolidated or unitary state or local income or franchise tax return with Holdings, the Company will make payments to Holdings in a manner consistent with that described above for federal tax purposes. Under the Indenture, the Company will be permitted to make payments to Holdings under the Tax Sharing Agreement; PROVIDED, HOWEVER, that certain amendments to the Tax Sharing Agreement will be required if more than a nominal amount of gross income is generated by Holdings or any subsidiary of Holdings.

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

     CVC, the Company's largest shareholder, has an interest in B&D as a result of CVC's purchase in 1991 of certain notes of Papercraft Corporation ("Papercraft"), the then-parent company of B&D, while Papercraft was the subject of a bankruptcy proceeding in the Western District of Pennsylvania. During the bankruptcy proceeding, a committee of certain other creditors of Papercraft (the "Committee") sought to have CVC's claim equitably subordinated to the claims of other creditors. In October 1995, the bankruptcy court denied the Committee's request for equitable subordination, but limited CVC's claim to the purchase price of the Papercraft notes (resulting in CVC receiving an 11% interest in the reorganized entity, which emerged from bankruptcy as BDK Holdings Inc. ("BDK")), rather than the face value of the notes (which would result in CVC receiving a 41% interest in BDK). CVC and the Committee appealed the bankruptcy court's decision. In August 1997, the district court reversed and remanded the bankruptcy court decision for further finding on the proper extent of subordination. The District Court's order was affirmed by the Federal Court of Appeals for the Third Circuit in November 1998. The matter is now before the bankruptcy court.

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

(b) Reports on Form 8-K

        On October 16, 1998, the Company filed on Form 8-K information regarding the acquisition of the capital stock of American Pacific Enterprises, Inc. which occurred on October 2, 1998. On December 11, 1998, the Company filed on Form 8-K/A, an amendment to the October 16 filing, to include financial statements and proforma financial information with respect to the APE acquisition.

        On February 26, 1999, the Company filed on Form 8-K information regarding the acquisition of the capital stock of Ex-Cell Home Fashions, Inc. which occurred on February 12, 1999.

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

     10.5 Stockholders Agreement dated as of December 14, 1995 by and among Glenoit Universal, Inc., Citicorp Venture Capital, John Mowbray O'Mara, Banque Nationale de Paris, The Equitable Life Assurance Society of the United States, the Seller, Soannes Investment Corporation, Thomas J. O'Gorman and certain other parties thereto to is hereby incorporated by reference to Exhibit 10.5 of Amendment No. 1 to Glenoit Corporation's Registration Statement on Form S-4 (Registration No.333-42411) filed on February 4, 1998.
     10.6 Second Amendment and Waiver to the Credit Agreement, dated October 2, 1998, among Glenoit Corporation, the banks, financial institutions and other institutional lenders parties to the Credit Agreement and Banque Nationale de Paris as Agent is hereby incorporated by reference to Exhibit 4.1 of Glenoit Corporation's Form 8-K filed on October 16, 1998.
     10.7 Stock Purchase Agreement dated October 2, 1998 among Glenoit Corporation, American Pacific Enterprises, Inc., Steven J. Block, Jeffrey J. Block and Gregory D. Block is hereby incorporated by reference to Exhibit 2.1 of Glenoit Corporation's Form 8-K filed on October 16, 1998
     10.8 Third Amendment and Waiver to the Credit Agreement, dated October 30, 1998, among Glenoit Corporation, the banks, financial institutions and other institutional lenders parties to the Credit Agreement and Banque Nationale de Paris as Agent.
     10.9   Third Amended and Restated Credit Agreement, dated February
            12, 1999, among Glenoit Corporation, the banks, financial institutions and other institutional lenders parties to the Credit Agreement and Banque Nationale de Paris as Agent is hereby incorporated by reference to Exhibit 4.1 of Glenoit Corporation's Form 8-K filed on February 26, 1999.
     10.10 Stock Purchase Agreement dated February 12, 1999, among Glenoit Corporation, Ex-Cell Home Fashions, Inc., Arnold Angerman, Irving Angerman, Samuel Samelson and two trusts is hereby incorporated by reference to Exhibit 2.1 of Glenoit Corporation's Form 8-K filed on February 26, 1999.
     21.1 Subsidiaries of Glenoit Corporation is hereby incorporated by reference to Exhibit 21.1 to Glenoit Corporation's Registration Statement on Form S-4 (Registration No. 333-42411) filed on December 16, 1997.
     27.1   Financial Data Schedule.

     (d) Schedules

        Not applicable.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of New York, state of New York, on March 31, 1999.

                                             GLENOIT CORPORATION


                                         By  /S/ THOMAS J. O'GORMAN
                                             ----------------------
                                             Thomas J. O'Gorman
                                             President, Chief Executive
                                             Officer and Director
                                            (principal executive officer)

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

    Pursuant to the requirements of the Securities Act of 1934, this report and power of attorney have been signed by the following persons on behalf of the registrant on March 31, 1999 in the capacities indicated:


                           By        /S/ THOMAS J. O'GORMAN
                                     ----------------------
                                     Thomas J. O'Gorman
                                     President, Chief Executive
                                     Officer and Director
                                    (principal executive officer)


                           By        /S/ LESTER D. SEARS
                                     ----------------------
                                     Lester D. Sears
                                     Executive Vice President and Chief
                                     Financial Officer (principal financial
                                     and accounting officer)


                           By        /S/ JOHN MOWBRAY O'MARA
                                     ----------------------
                                     John Mowbray O'Mara
                                     Director


                           By        /S/ SALEEM MUQADDAM
                                     ----------------------
                                     Saleem Muqaddam
                                     Director


                           By        /S/ ISAAC SCHAPIRA
                                     ----------------------
                                     Isaac Schapira
                                     Director


                           By        /S/ JOSEPH M. SILVESTRI
                                     ----------------------
                                     Joseph M. Silvestri
                                     Director

                                   SIGNATURES

    Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of New York, state of New York, on March 31, 1999.

                                        GLENOIT ASSET CORPORATION


                                 By/S/ THOMAS J. O'GORMAN
                                   ----------------------
                                       Thomas J. O'Gorman
                                       President, Chief Executive Officer and
                                       Director (principal executive officer)


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

    Pursuant to the requirements of the Securities Act of 1934, this Annual Report and power of attorney have been signed by the following persons on behalf of the registrant on March 31, 1999 in the capacities indicated:


                          By/S/ THOMAS J. O'GORMAN
                            ----------------------
                                Thomas J. O'Gorman
                                President, Chief Executive Officer and
                                Director (principal executive officer)


                          By/S/ PETER J. WINNINGTON
                            -----------------------
                                Peter J. Winnington
                                Secretary and Vice President


                          By/S/ WILLIAM S. RYMER
                            --------------------
                                William S. Rymer
                                Treasurer

                      GLENOIT CORPORATION AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Report of Independent Accountants........................................   F-2

Consolidated Balance Sheets as of January 3, 1998 and
  January 2, 1999........................................................   F-3

Consolidated Statements of Income for the years ended
  January 4, 1997, January 3, 1998 and January 2, 1999...................   F-5

Consolidated Statements of Stockholder's Deficit for the years ended
  January 4, 1997, January 3, 1998 and January 2, 1999...................   F-6

Consolidated Statements of Comprehensive Income (Loss) for the
  years ended January 4, 1997, January 3, 1998 and January 2, 1999........  F-6

Consolidated Statements of Cash Flows for the years ended
  January 4, 1997, January 3, 1998 and January 2, 1999...................   F-7

Notes to Consolidated Financial Statements...............................   F-8

                        REPORT OF INDEPENDENT ACCOUNTANTS

The Board of Directors
Glenoit Corporation

    In our opinion, the consolidated balance sheets and the related consolidated statements of income, stockholder's deficit, comprehensive income (loss), and cash flows present fairly, in all material respects, the financial position of Glenoit Corporation and subsidiaries (the "Company"), a wholly-owned subsidiary of Glenoit Universal, Ltd., as of January 3, 1998 and January 2, 1999, and the results of their operations and their cash flows for the years ended January 4, 1997, January 3, 1998 and January 2, 1999, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PricewaterhouseCoopers L.L.P.



Raleigh, North Carolina
March 22, 1999

                      GLENOIT CORPORATION AND SUBSIDIARIES
             (A WHOLLY OWNED SUBSIDIARY OF GLENOIT UNIVERSAL, LTD.)
                           CONSOLIDATED BALANCE SHEETS


                                                                          JANUARY 3,     JANUARY 2,
                                                                             1998           1999
                                                                            -----          ----
                      ASSETS
Current Assets:
    Cash and cash equivalents......................                      $1,072,280       $339,700
    Receivables:
    Trade accounts receivable, net of allowance of
    $543,000 and $2,360,000 as of January 3, 1998
    and January 2, 1999, respectively.............                       21,216,104     29,666,112
    Other receivables.............................                          174,561        364,996
    Inventories...................................                        6,932,272     19,734,042
    Deferred tax asset............................                          776,560      2,981,306
    Prepaid expenses and other current assets.....                          379,201        816,173
                                                                         -----------   -----------
            Total current assets..................                       30,550,978     53,902,329
                                                                         -----------    ----------

Property, plant and equipment:
    Land..........................................                          720,511        698,891
    Buildings and improvements.....................                       8,482,548     10,619,144
    Machinery and equipment........................                      32,802,578     48,510,929
    Computer equipment.............................                       1,258,476      4,207,744
    Furniture and fixtures.........................                         817,495        940,409
    Leasehold improvements.........................                         411,276        670,027
    Equipment under capital leases.................                       1,636,246              -
    Construction-in-progress.......................                       9,356,955      3,276,432
                                                                        -----------  -------------
            Total..................................                      55,486,085     68,923,576
    Less accumulated depreciation and amortization.                     (20,344,981)   (19,815,265)
                                                                        ------------  ------------
            Net property, plant and equipment......                      35,141,104     49,108,311
                                                                        ------------   -----------
Other assets:
    Notes receivable from related party............                         187,500        266,821
    Intangible assets, net of accumulated amortization of
    $1,251,000 and $1,735,000 as of
    January 3, 1998 and January 2, 1999,
    respectively ................................                         4,420,319     35,715,233
    Deferred loan costs and other, net of accumulated
    amortization of $524,000 and $1,181,000
    as of January 3, 1998 and January 2, 1999,
    respectively.................................                         4,929,666      5,195,653
    Other..........................................                               -        510,716
                                                                        -----------   ------------
            Total assets...........................                     $75,229,567   $144,699,063
                                                                        ===========   ============



    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

                      GLENOIT CORPORATION AND SUBSIDIARIES
             (A WHOLLY OWNED SUBSIDIARY OF GLENOIT UNIVERSAL, LTD.)
                           CONSOLIDATED BALANCE SHEETS

                                                        JANUARY 3,     JANUARY 2,
                                                           1998           1999
                                                           ----           ----
LIABILITIES AND STOCKHOLDER'S DEFICIT
Current liabilities:
   Accounts payable................................. $ 5,961,475    $ 2,888,602
   Accrued expenses.................................   1,635,657      5,389,816
   Accrued compensation.............................   2,105,825      5,208,116
   Accrued interest.................................   2,323,700      2,701,102
   Current maturities of capital lease obligations..     697,934              -
   Payable to related party.........................           -      8,521,000
   Due to Holdings..................................   2,678,587      1,752,143
                                                      ----------      ---------
           Total current liabilities................  15,403,178     26,460,779

Long-term debt--less current maturities............. 102,000,000    160,707,499
Capital lease obligations--less current maturities..      61,685              -
Deferred income taxes...............................   1,930,694      3,382,058
Other long-term liabilities.........................           -        504,196
                                                      ----------      ---------
            Total liabilities......................  119,395,557    191,054,532
                                                     ------------   -----------

Commitments and contingencies

Stockholder's deficit:
    Common stock, $.01 par value, 1,000 shares authorized,
      issued and outstanding as January 3, 1998
      and January 2, 1999..........................            10             10
    Additional paid-in capital.....................     1,361,713      1,461,713
    Accumulated deficit............................   (45,295,099)   (46,966,633)
    Accumulated other comprehensive loss...........      (232,614)      (850,559)
                                                        ---------      ---------
            Total stockholder's deficit............   (44,165,990)   (46,355,469)
                                                      ------------  ------------
            Total liabilities and stockholder's
              deficit..............................   $75,229,567  $144,699,063
                                                      ===========  ============

    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

                      GLENOIT CORPORATION AND SUBSIDIARIES
             (A WHOLLY OWNED SUBSIDIARY OF GLENOIT UNIVERSAL, LTD.)
                           CONSOLIDATED BALANCE SHEETS

                                                      YEARS ENDED
                                         ---------------------------------------
                                          JANUARY 4,  JANUARY 3,   JANUARY 2,
                                           1997         1998        1999
                                           -----        -----       ----

Net sales..........................     $121,750,833  $146,920,759 $172,042,207
Cost of sales......................       86,525,495    98,061,440  123,696,704
                                        ------------  ------------ ------------
         Gross profit...............      35,225,338    48,859,319   48,345,503
                                        ------------  ------------ ------------
Operating expenses:
    Selling........................       10,262,349    12,309,451   15,024,758
    Administrative.................        5,635,692     8,780,595   16,115,200
    Research and development.......        2,146,627     1,842,639    1,736,106
                                        ------------  ------------   -----------
        Total operating expenses...       18,044,668    22,932,685   32,876,064
                                        ------------  ------------  -----------
Income from operations.............       17,180,670    25,926,634   15,469,439
                                        ------------  ------------  -----------
Other income (expense):
    Interest expense, net..........       (9,124,655)  (10,938,341) (13,941,672)
    Amortization of deferred financing
      costs........................         (641,806)     (645,621)    (690,656)
    Other..........................           52,932       (86,853)    (147,624)
                                          -----------    -----------  ----------
        Total other expense........       (9,713,529)  (11,670,815) (14,779,952)
                                          ----------   -----------  -----------
Income before income taxes and
  extraordinary loss...............        7,467,141    14,255,819      689,487
Income tax expense.................        3,354,504     5,390,412      307,915
                                           ---------     ---------      -------
Income before extraordinary loss...        4,112,637     8,865,407      381,572
Extraordinary loss on early
  extinguishment of debt, net of tax
  benefit of $1,527,000 for the year
  ended January 3, 1998 and
  $67,000 for the year ended
  January 2, 1999..................
                                                 -      2,856,884       117,236
                                         ----------    ----------       -------
Net income.........................       $4,112,637   $6,008,523     $ 264,336
                                         ==========    ==========   ============


    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

                 GLENOIT CORPORATION AND SUBSIDIARIES
             (A WHOLLY OWNED SUBSIDIARY OF GLENOIT UNIVERSAL, LTD.)

      CONSOLIDATED STATEMENTS OF STOCKHOLDER'S DEFICIT
    FOR THE YEARS ENDED JANUARY 4, 1997, JANUARY 3, 1998 AND JANUARY 2, 1999

                                                                                           ACCUMULATED
                                      SHARES OF             ADDITIONAL                       OTHER
                                       COMMON      COMMON    PAID-IN        ACCUMULATED   COMPREHENSIVE
                                        STOCK       STOCK    CAPITAL          DEFICIT        INCOME         TOTAL
                                        -----       -----    -------          -------        ------         -----

Balance as of December 30, 1995.....  1,000          $10     $1,161,713      $(48,072,678)   $    -       $(46,910,955)
Net income...........................                                           4,112,637                    4,112,637
                                      -----         ----     ----------      ------------    ---------    ------------
Balance as of January 4, 1997........ 1,000           10      1,161,713       (43,960,041)                 (42,798,318)
Net income ..........................                                           6,008,523                    6,008,523
Dividends ...........................                                          (7,343,581)                  (7,343,581)
Stock compensation ..................                           200,000                                        200,000
Accumulated other comprehensive
  income.............................                                                         (232,614)       (232,614)
                                      -----         ----     ----------      ------------    ---------    ------------

Balance as of January 3, 1998........ 1,000           10      1,361,713       (45,295,099)    (232,614)    (44,165,990)
Net income...........................                                             264,336                      264,336
Dividends ...........................                                          (1,935,870)                  (1,935,870)
Stock compensation...................                           100,000                                        100,000
Accumulated other comprehensive
  income.............................                                                         (617,945)       (617,945)
                                      -----         ----     ----------      ------------    ---------    ------------
Balance as of January 2, 1999........ 1,000         $ 10     $1,461,713      $(46,966,633)   $(850,559)   $(46,355,469)
                                      =====         ====     ==========      ============    =========    ============


                    CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

                                                              Years Ended
                                         January 4, 1997    January 3, 1998    January 2, 1999
                                         ---------------    ---------------    ---------------
Net income...........................       $4,112,637       $6,008,523           $264,336
Other comprehensive income, net of tax:
  Currency translation adjustment....                -         (147,710)          (392,395)
                                            ----------         --------           --------
Comprehensive income (loss)..........       $4,112,637       $5,860,813          $(128,059)
                                            ==========       ==========          =========


    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

                      GLENOIT CORPORATION AND SUBSIDIARIES
             (A WHOLLY OWNED SUBSIDIARY OF GLENOIT UNIVERSAL, LTD.)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                          YEARS ENDED
                                                          -----------
                                              JANUARY 4,   JANUARY 3,    JANUARY 2,
                                                1997          1998          1999
                                                ----          ----          ----
Cash flows from operating activities:
  Net income................................ $ 4,112,637   $ 6,008,523    $ 264,336
    Adjustments to reconcile net income to
       net cash provided by operating
       activities:
     Loss on early extinguishment of debt...           -     4,383,884      184,624
     Deferred income taxes..................    (278,396)      (81,781)    (753,382)
     Depreciation and amortization..........   3,096,902     3,861,613    6,415,650
     Loss (gain) on sale of property and
       equipment............................     (22,311)      234,020       19,497
     Stock compensation ....................           -       200,000      100,000
     Effect of foreign currency exchange
       rate.................................           -      (232,614)    (617,945)
     Changes in operating assets and
       liabilities, net of acquired
       operating assets and liabilities:
       Trade and other receivables..........  (2,329,232)    1,025,410    6,112,704
       Inventories..........................     315,796     1,678,022    6,345,582
       Prepaid expenses and other...........     660,715       443,589     (640,061)
       Due to Holdings......................   2,555,722       944,564     (926,444)
       Accounts payable.....................  (2,957,528)    2,079,009   (4,415,003)
       Accrued expenses and other
         liabilities........................   1,274,230     3,161,820    5,699,801
                                               ---------   -----------    ---------
        Net cash provided by operating
          activities........................   6,428,535    23,706,059   17,789,359
                                               ---------   -----------    ---------
Cash flows from investing activities:
  Purchases of acquired businesses..........           -    (8,209,333) (55,671,337)
  Purchases of and additions to property,
    plant and equipment.....................  (1,704,631)  (19,605,752) (17,901,934)
  Proceeds from sale of property and
    equipment and refunds of deposits.......     316,400        52,300       55,542
                                               ---------   -----------    ---------
        Net cash used in investing
          activities........................  (1,388,231)  (27,762,785) (73,517,729)
                                              -----------  ------------ ------------
Cash flows from financing activities:
  Payments on capital lease obligations.....    (362,668)     (625,821)    (759,619)
  Proceeds from line of credit and issuance
    of debt.................................   8,200,000   124,600,000   80,707,499
  Payments on line of credit and debt....... (14,633,768) (104,600,000) (17,000,000)
  Payments for financing costs..............     (35,137)   (6,950,409)    (987,121)
  Increase in Due to Holdings...............     817,330             -            -
  Advances on  notes receivable - related
    party...................................           -             -      (79,099)
  Dividends paid............................           -    (1,600,000)  (1,935,870)
  Purchase of senior subordinated notes.....           -             -   (4,950,000)
  Payment of note payable to related party..           -    (5,743,581)           -
                                              -----------  ------------ ------------
        Net cash provided by (used in)
           financing activities.............  (6,014,243)    5,080,189   54,995,790
                                               ---------   -----------    ---------
        Net increase (decrease) in cash and
            cash equivalents................    (973,939)    1,023,463     (732,580)
Cash and cash equivalents at beginning of
  year......................................   1,022,756        48,817    1,072,280
                                               ---------   -----------    ---------
Cash and cash equivalents at end of year....    $ 48,817   $ 1,072,280    $ 339,700
                                               =========   ===========    =========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

                      GLENOIT CORPORATION AND SUBSIDIARIES
             (A WHOLLY OWNED SUBSIDIARY OF GLENOIT UNIVERSAL, LTD.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  DESCRIPTION OF BUSINESS

    The Company has three main operating units: (1) Fabric Division, which manufactures apparel and automotive fabric; (2) Consumer Products Division, which manufacturers household rugs and (3) American Pacific Enterprise, Inc. ("APE") an importer and distributor of home textile products. The Company's manufacturing facilities are located in eastern North Carolina, eastern Tennessee and Ontario, Canada.

  BASIS OF PRESENTATION

    In September 1997, Glenoit Corporation's newly formed wholly-owned subsidiary, Glenoit Corporation of Canada ("Glenoit Canada"), acquired certain assets and liabilities of Collins & Aikman Canada, Inc. (see Note 3). On October 2, 1998, the Company acquired all the capital stock of American Pacific Enterprises, Inc. ("APE") (see Note 3). Accordingly, as of January 2, 1999, the consolidated financial statements presented include the amounts of Glenoit Corporation and its wholly-owned subsidiaries Glenoit Canada, Glenoit Asset Corporation and APE.

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

  CASH FLOW STATEMENTS

    The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. During 1996, the Company entered into a capital lease of $1,636,246, which is a noncash investing and financing activity. During 1998, the Company accrued approximately $8.5 million as additional purchase price of APE, which is a non-cash investing activity.

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

    Depreciation (which includes the amortization of capital leased assets) is computed using the straight-line method over the related asset's estimated useful life as follows:

    Buildings and improvements...............................  20 to 40 years
    Machinery and equipment..................................   5 to 12 years
    Computer equipment.......................................   3 to  5 years
    Furniture and equipment..................................   3 to 12 years

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


  INTANGIBLE ASSETS

    Intangible assets principally represent the amount by which the costs of acquired net assets exceeded their related fair value (goodwill) as of the date of acquisition. Goodwill is being amortized on a straight-line basis over lives of twenty to twenty-five years. The carrying value of goodwill will be reviewed if the facts and circumstances suggest that it is impaired. If this review indicates that goodwill will not be recoverable as determined based on the undiscounted cash flows of the entity acquired over the remaining amortization period, the Company will adjust the carrying value of goodwill.


  NET SALES

    The Company generally recognizes a sale when title passes to the customer (usually at the date of shipment). Amounts which are determined to be uncollectible are charged to operating expense. Sales returns and allowances are recorded against sales based on management's estimates of sales returns. Where right of return exists under guaranteed sales arrangements, revenue is recognized when the products are sold by the retailer. One customer for each of the years ended January 4, 1997 and January 2, 1999 accounted for approximately 11% of consolidated net sales. No single customer accounted for greater than 10% of consolidated net sales during the year ended January 3, 1998.

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

                 GLENOIT CORPORATION AND SUBSIDIARIES (A WHOLLY
                  OWNED SUBSIDIARY OF GLENOIT UNIVERSAL, LTD.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

  FAIR VALUES OF FINANCIAL INSTRUMENTS

    On January 1, 1995, the Company adopted the provisions of Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments" ("FAS No. 107"). The Company's primary financial instruments subject to the provisions of FAS No. 107 are debt instruments. The fair values of these instruments are based on market quotations for similar instruments and present value calculations using market interest rates. As of January 3, 1998 and January 2, 1999, the Company estimates the fair value of its debt instruments to be approximately $108,000,000 and $155,000,000, respectively.

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

  ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS

    The Company adopted Statement of Financial Standards No. 130 "Reporting Comprehensive Income" ("SFAS No. 130") for its 1998 fiscal year. SFAS No. 130 requires the Company to display an amount representing the total comprehensive income for the period in a financial statement which is displayed with the same prominence as other financial statements. Upon adoption, all prior period data presented was restated to conform to the provisions of SFAS No. 130.

    The Company adopted Statement of Financial Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131") for its 1998 fiscal year. SFAS No. 131 requires the Company to report selected information about operating segments in its financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers.

    The Company adopted Statement of Financial Standards No. 132 "Employers' Disclosures about Pensions and Other Post Retirement Benefits ("SFAS No. 132") for its 1998 fiscal year. SFAS No. 132 revises the Company's disclosures about pension benefit plans, but does not change the measurement or recognition of expenses related to those plans.

    The adoption of these accounting pronouncements did not have a material impact on the Company's consolidated financial position, results of operations, or cash flows.

    In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. SFAS No. 133 is effective for financial statements for all fiscal quarters of all fiscal years beginning after June 15, 1999. The Company intends to adopt SFAS No. 133 when required; however, SFAS No. 133 is not expected to have a material impact on the Company's consolidated financial position, results of operations, or cash flows.

                      GLENOIT CORPORATION AND SUBSIDIARIES
             (A WHOLLY OWNED SUBSIDIARY OF GLENOIT UNIVERSAL, LTD.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

2. RECAPITALIZATION

    On December 13, 1995, Holdings completed a series of transactions in order to consummate a leveraged recapitalization (the "Recapitalization"). The Company obtained two new financing arrangements: an $80 million credit facility from a financial institution and a $15 million note from another financial institution. The Company used the proceeds from these borrowings to pay off all of the Company's outstanding debt as of December 13, 1995 and to terminate the Company's factor agreement. In addition, the Company paid a cash dividend of $40,486,261 to Holdings.


3. ACQUISITIONS

    Effective August 30, 1997, Glenoit Corporation through Glenoit Canada, acquired certain assets and certain liabilities of Collins & Aikman Canada, Inc. for cash consideration of approximately $8.2 million. The acquisition has been accounted for as a purchase and, accordingly, the operating results of the acquired business have been included in the results of operations since the acquisition date. The purchase price allocation attributed approximately $3.4 million to net working capital items, approximately $4.4 million to property, plant and equipment and approximately $ .4 million to goodwill. For the year ended December 28, 1996, the acquired business had sales of approximately $11.6 million. Net income for the periods presented in the accompanying consolidated statements of income would not differ significantly on a pro forma basis adjusted for this acquisition.

    On October 2, 1998, the Company acquired all the capital stock of American Pacific Enterprises, Inc. ("APE") for approximately $39.1 million, including fees and expenses, subject to post-closing adjustments. In addition, approximately $16.6 million of indebtedness of APE was extinguished by the Company in connection therewith. The purchase agreement also includes additional payments to the former owners and current employees of APE if certain earning targets for APE's operations are met during 1998 and 1999. For fiscal 1998, approximately $12.0 million will be paid to the former owners and current employees. Of this amount, $3.5 million, representing the amount to be paid to current employees, has been recognized as compensation expense. The remaining $8.5 million was recorded as additional purchase price. A portion of payments, if any, made based on 1999 earnings will be recorded as compensation expense during 1999. APE is a leading designer, importer and marketer of decorative textile home furnishings, principally quilts and specialty decorative bedding items. The acquisition has been accounted for as a purchase.

    The initial purchase price allocation attributed approximately $31.8 million to net working capital items, approximately $1.3 million to property, plant and equipment and approximately $22.6 million to goodwill. Goodwill is being amortized over 25 years.

    The following unaudited proforma summary of consolidated results of operations have been prepared as if the acquisition of APE occurred at the beginning of the periods presented. In connection with the allocation of purchase price, the Company wrote up APE's inventory by an estimated $3.4 million. This write-up of inventory negatively impacted gross margin during the Company's fourth quarter of 1998 as this inventory was sold. This one-time nonrecurring adjustment of $2.0 million, net of tax, is not reflected in the proforma results presented below. The 1998 proforma operating results below reflect $3.5 million of compensation expense related to the consideration paid to employees of APE as previously discussed. The unaudited proforma operating results for the year ended January 3, 1998 also reflect the issuance of the Senior Subordinated Notes as of the beginning of the fiscal year.

                                                       YEARS ENDED
                                                       -----------
                                                 JANUARY 3,   JANUARY 2,
                                                    1998         1999
                                                    ----         ----
                                                       (Unaudited)

    Net sales.................................. $204,800,000  $225,400,000
                                                ============  ============
    Income before extraordinary item...........    9,800,000     5,000,000
                                                   =========     =========
    Net income.................................    9,800,000     4,900,000
                                                   =========     =========

    These unaudited pro forma results do not purport to be indicative of the results that would have actually been obtained if APE had been acquired as of January 4, 1997 or results of future periods.

                      GLENOIT CORPORATION AND SUBSIDIARIES
             (A WHOLLY OWNED SUBSIDIARY OF GLENOIT UNIVERSAL, LTD.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

4. INVENTORIES

    Inventories are summarized as follows:

                                                  JANUARY 3,  JANUARY 2,
                                                     1998        1999
                                                     ----        ----

    Raw materials................................  $2,082,516  $2,843,387
    Work-in-progress.............................   1,516,899   1,933,812
    Finished goods...............................   3,332,857  14,956,843
                                                   ----------  ----------
        Total Inventories........................  $6,932,272 $19,734,042
                                                   ========== ===========


5. LONG-TERM DEBT

        As of January 3, 1998 and January 2, 1999 long-term debt consisted of the following:

                                                 January 3,       January 2,
                                                   1998              1999
                                                   ----              ----

           Senior credit facility...........     $2,000,000       $65,707,499
           11% Senior subordinated notes ...    100,000,000        95,000,000
                                               ------------      ------------
               Total long-term debt.........   $102,000,000      $160,707,499
                                               ============      ============

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

    On April 1, 1997, the Company also entered into a $70 million senior credit facility (the "Facility") with a financial institution. Of the total commitment of $70 million under the Facility, $25 million is designated as an Acquisition Commitment and $45 million as a Working Capital Commitment, which is a revolving credit facility limited to the Borrowing Base as defined in the Facility. On October 2, 1998, the Facility was amended to increase the Acquisition Commitment to $76 million. On October 2, 1998, in connection with the acquisition of APE, discussed in Note 3, the Company borrowed approximately $55.7 million under the Acquisition Commitment of which $5 million was repaid during December, 1998. The Company may borrow under the Acquisition Facility through December 31, 1999. The bank also extended up to a total of $5 million in letters of credit to the Company; however, the amount is limited to the amount of the unused Working Capital Commitment. At January 2, 1999, the Company had $15.0 million outstanding under the Working Capital Commitment, and approximately $17.9 million available under the Working Capital Commitment and up to $20.3 million available under the Acquisition Commitment.

                      GLENOIT CORPORATION AND SUBSIDIARIES
             (A WHOLLY OWNED SUBSIDIARY OF GLENOIT UNIVERSAL, LTD.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

5. LONG TERM DEBT (CONTINUED)


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

    As further discussed in Note 12, the Company acquired all outstanding shares of capital stock of Ex-Cell Home Fashions, Inc. on February 12, 1999. In connection with that acquisition, the Company amended and restated the Facility to increase the borrowing availability to $200 million. This additional availability is comprised of (i) $90.0 million as the Working Capital Commitment, subject to the Borrowing Base as defined, (ii) $40.0 million Term A loan and (iii) $70.0 million Term B loan. The borrowings under both the Working Capital Commitment and Term A loan bear interest at the Base Rate plus 1.75% or the Eurodollar Rate plus 3.00%. Advances under the Term B loan bear interest at the Base Rate plus 2.50% or the Eurodollar Rate plus 3.75%. Beginning in July 1999, the interest rate charged on the Term A and Working Capital Commitment borrowings could decrease by .5% if certain financial ratios are met. Principal payments on the Term A and Term B loans begin on September 30, 1999 at a total of $1.7 million per quarter and increase over the lives of the loans. Borrowings under the Term A loan and Working Capital Commitment are required to be fully repaid by December 31, 2003 and borrowings under the Term B loan are required to be fully repaid by June 30, 2004. On the date of the Ex-Cell acquisition, the Term A and Term B loans were fully drawn.

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

    The Senior Subordinated Notes are fully and unconditionally guaranteed, on a joint and several basis, by Glenoit Asset Corporation and, as of October 2, 1998, APE. Glenoit Asset Corporation's operations consist solely of leasing certain trademarks and other intangibles to Glenoit Corporation. Accordingly, Glenoit Asset Corporation's assets and operations consist primarily of intercompany assets and operations with Glenoit Corporation. Glenoit Canada has not guaranteed the Senior Subordinated Notes. Prior to the formation of Glenoit Canada in June 1997, all of Glenoit Corporation's wholly-owned subsidiaries fully and unconditionally guaranteed the Senior Subordinated Notes. For periods prior to the formation of Glenoit Canada, the Company had no independent operations or assets other than its investment in its subsidiaries. The financial information of the subsidiary guarantors for these periods has been excluded because management believes that this information is not material to investors. Prior to the acquisition discussed in Note 3, Glenoit Canada had no operations.

                      GLENOIT CORPORATION AND SUBSIDIARIES
             (A WHOLLY-OWNED SUBSIDIARY OF GLENOIT UNIVERSAL, LTD.) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

5. LONG TERM DEBT (CONTINUED)

    The following tables present summarized balance sheet information of Glenoit Corporation, Glenoit Asset Corporation, American Pacific Enterprises, Inc. and Glenoit Canada as of January 2, 1999 and the related summarized operating statement and cash flow statement information for the period then ended. The Company believes that separate financial statements and other disclosures regarding Glenoit Asset Corporation and APE, the sole subsidiary guarantors of the Senior Subordinated Notes, are not material to investors. Summarized balance sheet information, in thousands, as of January 2, 1999 is as follows:


                                      Glenoit    Subsidiary
                                    Corporation  Guarantors  Elimination   Sub-total      Canada   Elimination  Consolidated
                                    -----------  ----------  -----------   ---------      ------   -----------  ------------
Cash and cash equivalents..........  $      39    $     179                $     218    $     122                $     340
Accounts and other receivables, net     17,373       10,998                   28,371        1,660                   30,031
Inventories........................      5,766       13,307                   19,073          661                   19,734
Other current assets...............      3,588          163                    3,751           46                    3,797
                                     ---------    ---------                ---------    ---------                ---------
     Total current assets..........     26,766       24,647                   51,413        2,489                   53,902
Property, plant and equipment, net.     39,800        1,189                   40,989        8,119                   49,108
Other assets.......................    112,989       79,176   $(139,649)      52,516          378     (11,205)      41,689
                                     ---------    ---------   ---------    ---------    ---------   ---------    ---------
     Total assets..................  $ 179,555    $ 105,012   $(139,649)   $ 144,918    $  10,986   $ (11,205)   $ 144,699
                                     =========    =========   =========    =========    =========   =========    =========

Accounts payable...................      1,617          920                    2,537          352                    2,889
Other current liabilities..........     10,713       12,605           -       23,318          254                   23,572
                                     ---------    ---------   ---------    ---------    ---------                ---------
     Total current liabilities.....     12,330       13,525                   25,855          606                   26,461
Long-term debt.....................    208,869        5,393   $ (53,555)     160,707        2,115      (2,115)     160,707
Other long-term liabilities........      3,862                                 3,862           25                    3,887
Stockholders equity (deficit)......    (45,506)      86,094     (86,094)     (45,506)       8,240      (9,090)     (46,356)
                                     ---------    ---------   ---------    ---------    ---------   ---------    ---------
     Total liabilities and equity..  $ 179,555    $ 105,012   $(139,649)   $ 144,918    $  10,986   $ (11,205)   $ 144,699
                                     =========    =========   =========    =========    =========   =========    =========

    Summarized operating statements information, in thousands, for the year ended January 2, 1999 is as follows:


                             Glenoit     Subsidiary                              Glenoit
                           Corporation   Guarantors  Elimination   Sub-total      Canada   Elimination   Consolidated
                           -----------   ----------  -----------   ---------      ------   -----------   ------------
Net sales ...............   $ 143,858    $  17,423                 $ 161,281    $  10,761                  $ 172,042
Cost of sales ...........     100,906       14,219                   115,125        8,572                    123,697
                            ---------    ---------                 ---------   ----------                 ----------
Gross profit ............      42,952        3,204                    46,156        2,189                     48,345
Operating expenses ......      23,991        7,772                    31,763        1,113                     32,876
Royalty income (expense)       (9,155)       9,155                         -            -                          -
                            ---------    ---------                 ---------   ----------                 ----------
Income from operations ..       9,806        4,587                    14,393        1,076                     15,469
Interest expense (income)      16,202       (2,394)                   13,808          134                     13,942
Other expense (income) ..      (4,589)         236    $   4,523          170          182         486            838
Income taxes ............      (2,188)       2,222                        34          274                        308
Extraordinary loss, net .         117            -            -          117            -           -            117
                            ---------    ---------    ---------    ---------    ---------   ---------      ---------
     Net income .........   $     264    $   4,523    $  (4,523)         264    $     486   $    (486)     $     264
                            =========    =========    =========    =========    =========   =========      =========

    Summarized cash flow statement information, in thousands, for the year ended January 2, 1999 is as follows:






                                         Glenoit    Subsidiary                           Glenoit
                                       Corporation  Guarantors  Elimination  Sub-total    Canada  Eliminations   Consolidated
                                       -----------  ----------  -----------  ---------    ------  ------------   ------------
Cashflows from operating activities ..   $ (5,232)   $ 22,211                $ 16,979    $    810                  $ 17,789
Cashflows used in investing activities    (70,358)                            (70,358)     (3,160)                  (73,518)
Cashflows from financing activities ..     74,978     (22,108)                 52,870       2,127                    54,997
                                         --------    --------                --------    --------                  --------
Net increase (decrease) in cash ......       (612)        103                    (509)       (223)                     (732)
Cash at beginning of period ..........        651          76                     727         345                     1,072
                                         --------    --------                --------    --------                  --------
Cash at end of period ................   $     39    $    179                $    218    $    122                  $    340
                                         ========    ========                ========    ========                  ========

                      GLENOIT CORPORATION AND SUBSIDIARIES
             (A WHOLLY-OWNED SUBSIDIARY OF GLENOIT UNIVERSAL, LTD.) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

5. LONG TERM DEBT (CONTINUED)

Summarized balance sheet information, in thousands, as of January 3, 1998 is as follows:

                                                                              Consolidated
                                         Glenoit   Glenoit Asset              Domestic      Glenoit
                                       Corporation  Corporation Eliminations  Operations    Canada  Eliminations   Consolidated
                                       -----------  -----------  -----------  ----------    ------   -----------   ------------
Cash and cash equivalents ............        651          76                     727         345                   1,072
Accounts and other receivables, net ..     19,046                              19,046       2,345                  21,391
Inventories ..........................      6,259                               6,259         673                   6,932
Other current assets .................      1,119           0           0       1,119          37          0        1,156
                                          -------      ------     -------      ------       -----     ------       ------
     Total current assets ............     27,075          76                  27,151       3,400                  30,551
Property,  plant and equipment, net ..     29,490                              29,490       5,651                  35,141
Other assets .........................     43,844      26,054     (52,183)     17,715         428     (8,605)       9,538
                                          -------      ------     -------      ------       -----     ------       ------
     Total assets ....................    100,409      26,130     (52,183)     74,356       9,479     (8,605)      75,230
                                          =======      ======     =======      ======       =====     ======       ======

Accounts payable .....................      5,337           1                   5,338         623                   5,961
Accrued expenses .....................      8,958         651        (651)      8,958         484          0        9,442
                                          -------      ------     -------      ------       -----     ------       ------
     Total current liabilities .......     14,295         652        (651)     14,296       1,107          0       15,403
Long-term debt .......................    102,000                             102,000                             102,000
Other long-term liabilities ..........     28,047                 (26,054)      1,993                               1,993
Stockholders equity (deficit) ........    (43,933)     25,478     (25,478)    (43,933)      8,372     (8,605)     (44,166)
                                          -------      ------     -------      ------       -----     ------       ------
Total liabilities and equity (deficit)    100,409      26,130     (52,183)     74,356       9,479     (8,605)      75,230
                                          =======      ======     =======      ======       =====     ======       ======

    Summarized operating statements information, in thousands, for the year ended January 3, 1998 is as follows:

                                                                  Consolidated
                             Glenoit  Glenoit Asset               Domestic      Glenoit
                          Corporation  Corporation  Eliminations  Operations    Canada   Eliminations   Consolidated
                          -----------  -----------  -----------   ----------    ------   -----------    ------------
Net sales ...............    142,689                              142,689       4,232                 146,921
Cost of sales ...........     94,668           0           0       94,668       3,394           0      98,062
                               -----       -----      ------        -----         ---        ----       -----
Gross profit ............     48,021           0           0       48,021         838                  48,859
Operating expenses ......     22,586          12                   22,598         334                  22,932
Royalty income (expense)      (7,610)      7,610           0            0           0           0           0
                               -----       -----      ------        -----         ---        ----       -----
Income from operations ..     17,825       7,598           0       25,423         504           0      25,927
Interest expense (income)     12,757      (1,817)                  10,940          (2)                 10,938
Other expense (income) ..     (5,707)                  6,120          413         (11)        331         733
Income taxes ............      1,909       3,295                    5,204         186                   5,390
Extraordinary loss, net .      2,857           0           0        2,857           0           0       2,857
                               -----       -----      ------        -----         ---        ----       -----
     Net income .........      6,009       6,120      (6,120)       6,009         331        (331)      6,009
                               =====       =====      ======        =====         ===        ====       =====

Summarized cash flow statement information, in thousands, for the year ended January 3, 1998 is as follows:





                                                                                Consolidated
                                         Glenoit   Glenoit Asset                Domestic      Glenoit
                                       Corporation  Corporation  Eliminations   Operations    Canada   Eliminations   Consolidated
                                       -----------  -----------  ------------   ----------    ------   ------------   ------------
Cashflows from operating activites ...    15,874      6,078                     21,952      1,754                  23,706
Cashflows used in investing activities   (26,354)                              (26,354)    (1,409)                (27,763)
Cashflows from financing activities ..    11,172     (6,092)            0        5,080          0         0         5,080
                                          ------     ------         -----        -----      -----     -----         -----
Net increase (decrease) in cash ......       692        (14)                       678        345                   1,023
Cash at beginning of period ..........       (41)        90             0           49          0         0            49
                                          ------     ------         -----        -----      -----     -----         -----
Cash at end of period ................       651         76             0          727        345         0         1,072
                                          ======     ======         =====        =====      =====     =====         =====

                      GLENOIT CORPORATION AND SUBSIDIARIES
             (A WHOLLY-OWNED SUBSIDIARY OF GLENOIT UNIVERSAL, LTD.) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

5. LONG TERM DEBT (CONTINUED)

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

    During the years ended January 4, 1997, January 3, 1998 and January 2, 1999, the Company paid $8,730,000, $9,017,000, and $13,570,000, respectively, in cash for interest.



6. LEASES

    The Company leases certain equipment and facilities under operating leases that expire through August 2007. Rent expense was $3,640,000, $ 4,075,000 and $4,410,000 during the years ended January 4, 1997, January 3, 1998 and January 2, 1999, respectively.

    As of January 2, 1999, future minimum rental payments required under operating leases that have initial or remaining noncancelable terms in excess of one year are as follows:


    1999                                                         $3,293,000
    2000                                                          3,172,000
    2001                                                          2,282,000
    2002                                                          1,517,000
    2003                                                            664,000
    Thereafter.................................................   2,177,000
                                                                  ---------
       Total minimum lease payments...........................  $13,105,000
                                                                ===========

                      GLENOIT CORPORATION AND SUBSIDIARIES
             (A WHOLLY OWNED SUBSIDIARY OF GLENOIT UNIVERSAL, LTD.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

7. INCOME TAXES

    The provision, including tax benefits on extraordinary losses, for federal, state and foreign income taxes consist of the following components:

                    JANUARY 4,     JANUARY 3,      JANUARY 2,
                       1997           1998            1999
                       ----           ----            ----
Current:
    Federal ....   $ 3,260,957    $ 2,867,333    $ 1,157,800
    State ......       371,943        891,521       (412,308)
    Foreign ....             -        186,339        248,805
                   -----------    -----------    -----------
                     3,632,900      3,945,193        994,297
                   -----------    -----------    -----------
Deferred:
    Federal ....      (263,662)       730,402       (483,903)
    State ......       (14,734)      (812,183)      (294,311)
    Foreign ....             -              -         24,832
                   -----------    -----------    -----------
                      (278,396)       (81,781)      (753,382)
                   -----------    -----------    -----------
        Total ..   $ 3,354,504    $ 3,863,412    $   240,915
                   ===========    ===========    ===========

    The 1997 and 1998 provisions for federal and state income taxes has been allocated to income before income taxes and extraordinary loss, and the extraordinary loss on early extinguishment of debt. Included in earnings before tax expense are foreign earnings of $517,000 and $760,000 in fiscal 1997 and 1998, respectively.

    A reconciliation of the provision for income taxes to the federal statutory rate of 34% is as follows:

                                                 JANUARY 4,   JANUARY 3,  JANUARY 2,
                                                    1997        1998        1999
                                                    ----        -----       ----
    Statutory federal income tax expense........  $2,539,000   $3,356,000   $171,786
    State income taxes, net of federal benefit..     275,000      191,000   (466,368)
    Contingencies and nondeductible expenses....     475,000      307,000    522,487
    Other.......................................      65,504        9,412     13,010
                                                  ----------   ----------   --------
    Income tax expense..........................  $3,354,504   $3,863,412   $240,915
                                                  ==========   ==========   ========

    Undistributed earnings of the Company's foreign subsidiary amounted to approximately $815,000 at January 2, 1999. These earnings are considered to be indefinitely reinvested and, accordingly, no U. S. federal and state income taxes have been provided. Upon distribution of these earnings in the form of dividends or otherwise, the Company would be subject to additional income taxes.

                      GLENOIT CORPORATION AND SUBSIDIARIES
             (A WHOLLY OWNED SUBSIDIARY OF GLENOIT UNIVERSAL, LTD.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


7.  INCOME TAXES (CONTINUED)

    Deferred income taxes reflect the tax effects of differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. The significant components of the Company's deferred tax assets and liabilities at January 3, 1998 and January 2, 1999 are as follows:

                                                   JANUARY 3,   JANUARY 2,
                                                      1998        1999
                                                      ----        ----
    Deferred tax assets:
    Capital loss carryforwards....................  $ 416,440    $ 431,723
    Accrued liabilities...........................    305,778    1,963,663
    Asset valuation allowances....................    179,500      221,132
    State net operating losses....................    561,430      763,331
    Inventory.....................................          -      562,810
    Other ........................................    139,554       71,503
                                                   ----------   ----------
    Gross deferred assets.........................  1,602,702    4,014,162
    Valuation allowance...........................   (416,440)    (431,723)
                                                   ----------   ----------
    Deferred tax assets...........................  1,186,262    3,582,439
    Less:  Noncurrent portion.....................   (409,702)    (601,133)
                                                   ----------   ----------
    Current deferred tax assets...................   $776,560   $2,981,306
                                                   ----------   ----------

    Deferred tax liabilities:
    Depreciation and amortization................. $2,248,599   $3,926,856
    Other ........................................     91,797       56,335
                                                   ----------   ----------
    Deferred tax liabilities......................  2,340,396    3,983,191
    Less:  Noncurrent deferred tax asset..........   (409,702)    (601,133)
                                                   ----------   ----------
    Noncurrent deferred tax liability............. $1,930,694   $3,382,058
                                                   ==========   ==========


    A deferred tax asset is required to be recognized for the tax benefit of deductible temporary differences and net operating loss carryforwards. A valuation allowance is recognized if it is more likely than not that some or all of the deferred tax asset will not be realized. The valuation allowance was provided for the charge-off of an investment in 1993 which is a capital loss realizable as an offset against capital gains in future periods. Since September 1997, the Company has generated net operating losses of approximately $15.4 million at the state level.

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

    During 1998, the Company settled the previously outstanding examination and assessment that resulted from the Internal Revenue Service's ("IRS") review of the Company's and Holding's income tax returns for January 1, 1994 and December 31, 1994. The Company paid approximately $798,000 in tax, penalty and interest in connection with this settlement.

    The Company's state income tax returns for the years ended January 1, 1994 and December 31, 1994, have been examined by the New York Department of Finance. In April 1997, the New York Department of Finance assessed taxes and interest in the amount of approximately $130,000. The Company is currently in the process of responding to the New York Department of Finance and believes that any potential settlements will be within amounts accrued.

                      GLENOIT CORPORATION AND SUBSIDIARIES
             (A WHOLLY OWNED SUBSIDIARY OF GLENOIT UNIVERSAL, LTD.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


7.  INCOME TAXES (CONTINUED)

    Holdings has an indemnification agreement with a shareholder with respect to certain tax obligations. While tax obligations are the expense and liability of the Company and Holdings, the indemnification agreement provides for an additional contribution of capital to Holdings from this shareholder via reductions of long-term obligations due the shareholder from Holdings.

    During the years ended January 4, 1997, January 3, 1998 and January 2, 1999, the Company paid $2,952,000, $ 2,033,000 and $1,150,000, respectively, in cash for taxes.



8. EMPLOYEE BENEFIT PLANS

    The Company has a non-contributory defined benefit pension plan covering substantially all employees located in its North Carolina and New York operations hired prior to May 1, 1997. This plan also includes the salaried employees located in the Tennessee operation hired prior to May 1, 1997. Glenoit Canada maintains a defined benefit plan for substantially all of its hourly employees. The benefits for both plans are based on years of service and the employee's compensation during the years of credited service. The Company's policy is to contribute annually the maximum amount that can be deducted for federal income tax purposes. Assets of the plans are managed by a trustee and invested in marketable securities, money market instruments and mutual funds.


                                                              YEARS ENDED
                                                        JANUARY 3,  JANUARY 2,
Change in Benefit Obligation:                              1998        1999
                                                           ----        ----
    Benefit obligation at beginning of year........... $11,022,900 $11,931,128
    Service cost.......................................    512,293     679,609
    Interest cost......................................    757,142     894,151
    Actuarial losses/(gains)...........................        246   1,555,994
    Benefits paid......................................   (361,453)   (425,508)
                                                       ----------- -----------
    Benefit obligation at end of year..................$11,931,128 $14,635,374
                                                       =========== ===========


Change in plan assets:
    Fair value of plan assets at beginning of year.....$10,304,734 $12,100,951
    Actual return on plan assets.......................  1,585,410   1,160,288
    Company contributions..............................    572,260     601,939
    Benefits paid......................................   (361,453)   (425,508)
                                                       ----------- -----------
    Fair value of plan assets at end of year.......... $12,100,951 $13,437,670
                                                       =========== ===========

Funded status of the plans:
    Funded status at end of year......................    $169,823 $(1,197,704)
    Unrecognized transition asset ....................    (210,983)    (96,504)
    Unrecognized prior service cost...................     322,825     250,976
    Unamortized net actuarial (gains) losses..........    (408,170)    927,737
                                                       ----------- -----------
    Accrued benefit cost..............................   $(126,505)  $(115,495)
                                                       =========== ===========

                      GLENOIT CORPORATION AND SUBSIDIARIES
             (A WHOLLY OWNED SUBSIDIARY OF GLENOIT UNIVERSAL, LTD.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


8. EMPLOYEE BENEFIT PLANS (CONTINUED)

                                                        JANUARY 4,   JANUARY 3,   JANUARY 2,
                                                           1997         1998         1999
                                                           -----        -----        ----
Net pension cost includes the following components:
    Service cost--benefits earned during the period .   $ 530,689    $ 512,293    $ 679,609
    Interest cost on projected benefit obligations ..     666,149      757,142      894,151
    Expected return on plan assets ..................    (972,441)    (757,907)    (943,864)
    Net amortization and deferral of unrecognized net
       gain (loss) ..................................     344,316       37,410      (38,475)
                                                        ---------    ---------    ---------
    Net periodic pension expense for year ...........   $ 568,713    $ 548,938    $ 591,421
                                                        =========    =========    =========


    A weighted average discount rate of 7.5% and 6.75% for 1997 and 1998, respectively, and a 4.5% rate of increase in future compensation levels was used in determining the actuarial present value of the projected benefit obligations for both 1997 and 1998. The expected long-term rate of return of pension plan assets was 8% for both 1997 and in 1998.

    In 1995, the Company established a defined contribution plan (the "Plan") for all hourly employees in Tennessee. Under the Plan, the Company must contribute 2.5% of employee salaries to the Plan each plan year. Contributions were approximately $20,000, $65,000 and $75,000 during the years ended January 4, 1997, January 3, 1998 and January 2, 1999, respectively. In 1997, the Company established a defined contribution plan (the "1997 Plan") for all other domestic employees not covered by the Plan. Under the 1997 Plan, the Company matches contributions made by the employees at 50% up to a maximum of 3% of the employee's earnings. Contributions made by the Company were approximately $240,000 and $325,000 during 1997 and 1998, respectively. Amounts contributed under the Plan and the 1997 Plan are invested by a trustee in a variety of investment options, including marketable securities and mutual funds. In connection with the acquisition of Glenoit Canada, the Company established a defined contribution plan for salaried employees in which Company contributions are based on years of service. Total contributions made by the Company were approximately $14,000 and $35,000 during 1997 and 1998, respectively.


9. RELATED PARTY TRANSACTIONS

    The Company has an unsecured 4% note receivable from an officer with a face amount of $300,000. The note will be forgiven by the Company under certain circumstances and, accordingly, the Company is recognizing compensation expense over the term of the note, which is expected to be December 31, 2005. The unamortized balance at January 3, 1998 and January 2, 1999 was $187,500 and $163,500 respectively.

    During the year ended January 4, 1997, the Company paid a total of approximately $175,000 to companies under common ownership and related parties for management and consulting fees. During the years ended January 3, 1998 and January 2, 1999, the Company paid $200,000 each year to related parties for management and consulting fees.

    All expenses of the Company are reflected in the Consolidated Financial Statements. No costs are incurred by Holdings on behalf of the Company. As discussed in Note 7, the Company has a tax sharing agreement with Holdings whereby the Company will pay Holdings its respective prorata share of the total federal consolidated tax liability or receive its respective prorata share of the total federal consolidated tax refund. The impact to the Company is recorded in the "Due to Holdings" account.

    On March 5, 1997, the Company declared a dividend and issued a note in the amount of approximately $5.8 million to a shareholder of Holdings in satisfaction of a contingent earnout obligation of Holdings related to the Recapitalization discussed in Note 2. This note contained a mandatory prepayment provision which required the Company to retire the Note and accrued interest as of the date of a bond offering of the Company. On April 1, 1997, the Company retired the Note with proceeds from the bond offering described in Note 5.

                      GLENOIT CORPORATION AND SUBSIDIARIES
             (A WHOLLY OWNED SUBSIDIARY OF GLENOIT UNIVERSAL, LTD.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

9.  RELATED PARTY TRANSACTIONS (CONTINUED)

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

    In July 1998, Holdings settled a dispute regarding additional purchase price owed to a shareholder associated with the recapitalization in December 1995. Accordingly, Holdings paid approximately $1.9 million to the shareholder during July 1998. These funds were paid to Holdings by the Company as a dividend.


10.  OPERATING SEGMENTS

     DESCRIPTION OF SEGMENTS

     Subsequent to the APE acquisition, the Company has three operating divisions: (1) Fabric Division ("Fabric"), manufacturer and distributor of fabric for the apparel, automotive and home furnishing industries, (2) Consumer Products Division ("CPD"), manufacturer and distributor of household rugs to large discount retailers and specialty retailers and (3) APE, designer, importer and distributor of decorative textile home furnishings, principally for the bedroom, to all major specialty and broadline retail distribution channels.

     MEASUREMENT OF SEGMENT PROFIT

     The Company evaluates performance and allocates resources based on operating income of each division. The accounting policies of the reportable segments are the same as described in Note 1 and exclude any costs associated with the Company's corporate administrative and finance functions.

                      GLENOIT CORPORATION AND SUBSIDIARIES
             (A WHOLLY OWNED SUBSIDIARY OF GLENOIT UNIVERSAL, LTD.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


10.  OPERATING SEGMENTS (CONTINUED)

     FACTORS MANAGEMENT USED TO IDENTIFY THE REPORTABLE SEGMENTS

     The Company's reportable segments are business units that offer different products and each are managed separately. The following tables present operating results and other financial information utilized by management in analyzing each operating division. All amounts are in thousands.

                                            Fiscal Years
                                   1996         1997         1998
                                   ----         ----         ----
Net Sales
     Fabric .................   $  79,435    $ 107,142    $ 106,679
     CPD ....................      42,316       39,779       47,940
     APE ....................           0            0       17,423
                                ---------    ---------    ---------
Consolidated ................   $ 121,751    $ 146,921    $ 172,042
                                =========    =========    =========

Operating income (loss)
     Fabric .................   $  15,101    $  27,815    $  21,162
     CPD ....................       8,170        6,751        7,525
     APE ....................           0            0       (4,792)
     Corporate/Other ........      (6,090)      (8,639)      (8,426)
                                ---------    ---------    ---------
Consolidated ................   $  17,181    $  25,927    $  15,469
                                =========    =========    =========

Depreciation and amortization
     Fabric .................   $     994    $   1,535    $   3,452
     CPD ....................         604          743          843
     APE ....................          --           --          331
     Corporate/Other ........       1,499        1,584        1,790
                                ---------    ---------    ---------
Consolidated ................   $   3,097    $   3,862    $   6,416
                                =========    =========    =========


                      As of Fiscal Year Ended
                          1997       1998
                          ----       ----
Inventory and accounts
receivable
     Fabric ..........   $20,601   $13,500
     CPD .............     7,547    11,684
     APE .............        --    24,216
                         -------   -------
Consolidated .........   $28,148   $49,400
                         =======   =======


     Note 5 identifies sales and assets of the Company's Canadian operation. There were no other material sales or assets outside of the United States.

     MAJOR CUSTOMERS

     During fiscal 1996, a single customer of the Fabric Division had net sales of approximately $12.3 million. During fiscal 1998, a single customer of the Consumer Products Division had net sales of approximately $17.4 million.

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

        As of January 2, 1999, Holdings has obligations with a face amount of approximately $29.2 million, bearing interest at stated rates between 5% to 12.5%, to shareholders ("Shareholder Notes") with principal due in 2004 and 2005. These obligations are not reflected in the Company's accompanying balance sheets or income statements. Subject to existing debt restrictions, Shareholder Notes with a face amount of approximately $9.8 million contain certain acceleration clauses. They include the sale of stock in a registered public offering, certain mergers and certain changes of existing shareholder ownership. At the option of Holdings, subject to the Company's existing debt restrictions (Note 5), the interest may be paid by the issuance of additional notes or in cash. However, Holdings must pay interest in cash on certain of the Shareholder Notes if defined levels of consolidated cash flows of Holdings are attained. Annual interest payments during the next five years are approximately $2.6 million per year, excluding interest on notes that may be issued to pay interest. Assuming Holdings pays all interest payments related to the Shareholder Notes with additional notes, the Company's ultimate distribution of dividends in order for Holdings to meet its existing debt obligations is expected to be approximately $63 million beginning December 2004 through December 2005. However, the Company may be required to declare dividends in order for Holdings to fund certain of its obligations in cash as discussed above. Such amounts could approximate $3 million in the aggregate and are due through December 2004, if the defined levels of consolidated cash flow of Holdings are met.

     From time to time, the Company is involved in litigation which arises in the ordinary course of business. Management believes the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position or results of operations.

12.  SUBSEQUENT EVENTS

     On February 12, 1999, the Company acquired all the outstanding shares of capital stock of Ex-Cell Home Fashions, Inc. ("Ex-Cell") in a single transaction for approximately $43.2 million, subject to post-closing adjustments. In addition, approximately $6.9 million of debt of Ex-Cell was extinguished in connection therewith. Ex-Cell is engaged in the design, manufacture, importation and distribution of textile home furnishings, principally shower curtains, table linens, and decorative pillows.

     On February 25, 1999, the Company's Board of Directors approved a plan to consolidate its manufacturing operations of the Fabric Division into its facilities located in North Carolina and Canada. In connection with this activity, the Company will be discontinuing operations at its leased Tennessee facility and will terminate substantially all of the associates at that facility. During the first quarter of fiscal 1999, the Company will record a charge against operations to cover the estimated costs associated with the closing of that facility including the cost of operating leases, the write-off of the related goodwill, the write-down of machinery and equipment to fair market value and severance and other personnel costs. The Company currently estimates these charges to total approximately $12 million to $18 million.