Form 10-Q
period 1999-04-03
GLENOIT CORP; GLENOIT ASSET CORP
filed 1999-05-18
CIK 1047368, 1051260

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
  X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
-----   EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED APRIL 3, 1999

                                       OR

----- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of April 3, 1999, there were 1,000 shares of Glenoit Corporation common stock outstanding.

                    DOCUMENTS INCORPORATED BY REFERENCE: NONE

PART 1 - FINANCIAL INFORMATION

Item 1.     Financial Statements

              GLENOIT CORPORATION AND SUBSIDIARIES (a wholly-owned subsidiary of Glenoit Universal, Ltd.)
                   Consolidated Balance Sheets

                                                                       January 2,     April 3,
                                                                          1999          1999
                                                                      ------------- -------------
                             ASSETS                                                 (Unaudited)

Current assets:
     Cash and cash equivalents                                      $      339,700 $   1,458,007
     Receivables:
          Trade accounts receivable, net of allowance of $2,360,000     29,666,112    33,021,511
               and $3,001,000 as of January 2, 1999 and April 3,
               1999, respectively
          Other receivables                                                364,996     1,880,052
     Inventories                                                        19,734,042    46,523,026
     Due from Holdings                                                           -     3,938,582
     Prepaid expenses and other current assets                           3,797,479     3,067,357
                                                                      ------------- -------------

                    Total current assets                                53,902,329    89,888,535

Property, plant and equipment, net                                      49,108,311    71,407,646

Other assets:
     Notes receivable from related party                                   266,821       261,818
     Intangible assets, net of accumulated amortization of $1,735,000   35,715,233    51,581,175
          and $1,598,000 as of January 2, 1999 and April 3, 1999,
          respectively
     Deferred loan costs and other, net of accumulated amortization of   5,195,653     9,096,688
          $1,181,000 and $1,473,000 as of January 2, 1999 and April 3,
          1999, respectively
     Other assets                                                          510,716     1,013,674
                                                                      ------------- -------------
                    Total assets                                    $  144,699,063 $ 223,249,536
                                                                      ============= =============


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

                      GLENOIT CORPORATION AND SUBSIDIARIES
             (a wholly-owned subsidiary of Glenoit Universal, Ltd.)
                           Consolidated Balance Sheets


                                                               January 2,         April 3,
                                                                  1999              1999
                                                               ------------      ------------
          LIABILITIES AND STOCKHOLDER'S DEFICIT                                  (Unaudited)

Current liabilities:
     Accounts payable                                         $  2,888,602      $  9,570,145
     Accrued expenses                                           21,820,034        29,988,037
     Current maturities of long-term debt                                -         5,025,000
     Due to Holdings                                             1,752,143                 -
                                                               ------------      ------------
                    Total current liabilities                   26,460,779        44,583,182

Long-term debt less current maturities                         160,707,499       219,558,168
Deferred income taxes                                            3,382,058        10,283,112
Other long-term liabilities                                        504,196         6,513,322
                                                               ------------      ------------
                    Total liabilities                          191,054,532       280,937,784
                                                               ------------      ------------
Commitments and contingencies

Stockholder's deficit:
     Common stock, $.01 par value, 1,000 shares authorized,
          issued and outstanding as of January 2, 1999 and
          April 3, 1999                                                 10                10
     Additional paid-in capital                                  1,461,713         1,461,713
     Accumulated deficit                                     (  46,966,633  )  (  58,488,080 )
     Accumulated other comprehensive loss                    (     850,559  )  (     661,891 )
                                                               ------------      ------------
                    Total stockholder's deficit              (  46,355,469  )  (  57,688,248 )
                                                               ------------      ------------
                    Total liabilities and stockholder's
                      deficit                                 $144,699,063      $223,249,536
                                                              ============      ============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

                      GLENOIT CORPORATION AND SUBSIDIARIES
             (a wholly-owned subsidiary of Glenoit Universal, Ltd.)
                 Consolidated Statements of Income (Unaudited)

                                                        Three Months Ended
                                               ------------------------------------
                                                  April 4,            April 3,
                                                    1998                1999
                                               ---------------     ----------------
Net sales                                      $   38,779,918      $    54,882,318

Cost of sales                                      27,236,963           40,457,537
                                               ---------------     ----------------
          Gross profit                             11,542,955           14,424,781
                                               ---------------     ----------------
Operating expenses:
     Selling                                        3,420,050            4,885,364
     Administrative                                 2,385,065            8,731,456
     Research and development                         427,977              640,315
     Restructuring charge                                   -           13,100,000
                                               ---------------     ----------------
          Total operating expenses                  6,233,092           27,357,135
                                               ---------------     ----------------
Income (loss) from operations                       5,309,863      (    12,932,354 )
                                               ---------------     ----------------
Other income (expense):
     Interest expense                          (    3,003,349 )    (     5,122,613 )
     Amortization of deferred financing costs  (      158,746 )    (       291,819 )
     Other                                             16,663               46,641
                                               ---------------     ----------------
          Total other expense                  (    3,145,432 )    (     5,367,791 )
                                               ---------------     ----------------
Income (loss) before income taxes                   2,164,431      (    18,300,145 )

Income tax expense (benefit)                          778,626      (     6,778,698 )
                                               ---------------     ----------------
Net income (loss)                              $    1,385,805     $(    11,521,447 )
                                               ===============    =================


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

                      GLENOIT CORPORATION AND SUBSIDIARIES
             (a wholly-owned subsidiary of Glenoit Universal, Ltd.)
           Consolidated Statement of Stockholder's Deficit (Unaudited)
                     for the three months ended April 3, 1999

                                                                       Accumulated
                   Shares of              Additional                   Other
                   Common     Common      Paid-in        Accumulated   Comprehensive
                   Stock      Stock       Capital        Deficit       Loss            Total
                   --------   ---------  ----------   ---------------  -------------   -------------
Balance as of
   January 2, 1999   1,000    $     10   $1,461,713   $( 46,966,633 )  $ ( 850,559 )   $( 46,355,469 )

Net loss                                               ( 11,521,447 )                   ( 11,521,447 )

Accumulated Other
   Comprehensive
   Income                                                                  188,668           188,668
                   --------   ---------   ----------     -----------       --------       -----------
Balance as of
   April 3, 1999     1,000    $     10   $1,461,713   $( 58,488,080 )  $ ( 661,891 )   $( 57,688,248 )
                   ========   =========   ==========     ===========       ========       ===========


           CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)

                                                       Three Months Ended
                                                ------------------------------
                                                   April 4,       April 3,
                                                     1998           1999
                                                ------------- ----------------
Net income (loss)                               $  1,385,805  $ ( 11,521,447 )

Other comprehensive income, net of tax:
   Currency translation adjustment                    34,503         116,974
                                                ------------- ----------------
Comprehensive income                            $  1,420,308  $ ( 11,404,473 )
                                                ============= ================


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL statements.

                      GLENOIT CORPORATION AND SUBSIDIARIES
             (A WHOLLY-OWNED SUBSIDIARY OF GLENOIT UNIVERSAL, LTD.)
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                          Three Months Ended
                                                                    ------------------------------
                                                                      April 4,         April 3,
                                                                        1998             1999
                                                                    -------------    -------------
Cash flows from operating activities:
     Net income (loss)                                              $  1,385,805    $( 11,521,447 )
     Adjustments to reconcile net income to net cash
        used in operating activities:
          Depreciation and amortization                                1,289,538        2,816,585
          Restructuring charge                                                 -       13,100,000
          Loss on sale of property and equipment                    (      4,778 )              -
          Effect of foreign currency exchange rate                        34,503          188,668
          Changes in operating assets and liabilities:
             Trade and other receivables                            ( 13,804,427 )   (    639,586 )
             Inventories                                            (  2,861,703 )   (  8,750,576 )
             Prepaid expenses and other assets                      (    593,091 )   (    280,197 )
             Due to Holdings                                             390,000     (  5,690,725 )
             Accounts payable                                          3,321,301        1,588,390
             Accrued expenses and other liabilities                    3,372,312        3,513,311
                                                                    -------------    -------------
               Net cash (used in) operating activities              (  7,470,540 )   (  5,675,577 )
                                                                    -------------    -------------
Cash flows from investing activities:
   Purchases of acquired businesses, net of cash acquired                      -     ( 50,279,944 )
   Purchases of and additions to property, plant and equipment      (  6,230,777 )   (  2,608,987 )
   Proceeds from sale of property and equipment and refunds of
          deposits                                                        11,500                -
                                                                    -------------    -------------
               Net cash used in investing activities                (  6,219,277 )   ( 52,888,931 )
                                                                    -------------    -------------
Cash flows from financing activities:
   Payments on capital lease obligations                            (    167,386 )              -
   Proceeds from line of credit and issuance of debt, net             13,000,000       63,875,669
   Advances on notes receivable - related parties                   (    100,000 )              -
   Payments for financing costs                                               --     (  4,192,854 )
                                                                    -------------    -------------
               Net cash provided by financing activities              12,732,614       59,682,815
                                                                    -------------    -------------
               Net increase (decrease) in cash and cash equivalents (    957,203 )      1,118,307

Cash and cash equivalents at beginning of period                       1,072,280          339,700
                                                                    -------------    -------------
Cash and cash equivalents at end of period                          $    115,077     $  1,458,007
                                                                    =============    =============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

                      GLENOIT CORPORATION AND SUBSIDIARIES
             (A WHOLLY-OWNED SUBSIDIARY OF GLENOIT UNIVERSAL, LTD.) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.      SIGNIFICANT ACCOUNTING POLICIES

        BASIS OF PRESENTATION

        The accompanying unaudited condensed consolidated financial statements of Glenoit Corporation and subsidiaries (collectively the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month period ended April 3, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending January 1, 2000. The unaudited financial statements should be read in conjunction with the audited financial statements and footnotes thereto for the fiscal year ended January 2, 1999.

        CONSOLIDATION

        Prior to September 1997, the accompanying financial statements included the accounts of Glenoit Corporation and its wholly-owned subsidiaries Glenoit Mills, Inc. ("Mills"), Tarboro Properties, Inc. ("Tarboro"), and Glenoit Asset Corporation, Inc. ("Glenoit Asset Corporation"). In September 1997, Glenoit Corporation merged with Mills and Tarboro. In addition, Glenoit Corporation's newly formed wholly-owned subsidiary, Glenoit Corporation of Canada ("Glenoit Canada") acquired the assets of Collins & Aikman Canada Inc. On October 2, 1998, the Company acquired all the capital stock of American Pacific Enterprises, Inc. On February 12, 1999, the Company acquired all the outstanding shares of capital stock of Ex-Cell Home Fashions, Inc. (See Note 7). Accordingly, at April 3, 1999, the accompanying financial statements include the accounts of Glenoit Corporation and it's wholly-owned subsidiaries Glenoit Canada, American Pacific Enterprises, Inc., Glenoit Asset Corporation and Ex-Cell Home Fashions, Inc. The Company is a wholly-owned subsidiary of Glenoit Universal, Ltd. ("Holdings").

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

2.      RELATED PARTY TRANSACTIONS

        In March 1998, the Company loaned an officer $100,000 and created an unsecured note receivable. During June 1998, Holdings sold three officers of the Company a total of 857.46 shares of Holdings' Class A common stock for approximately $158,000. Holdings loaned the officers an amount equal to the sales price and created full recourse notes receivable collateralized by the issued shares. In connection with the stock issuance, the Company recorded non-cash compensation expense of $100,000.

        In July 1998, Holdings settled a dispute regarding additional purchase price owed to a shareholder associated with the recapitalization in December 1995 discussed in Note 2 to the Consolidated Financial Statements as of January 2, 1999. Accordingly, Holdings paid approximately $1.9 million to the shareholder during July 1998. These funds were paid to Holdings by the Company as a dividend.

3.      INVENTORIES

        Inventories are summarized as follows:
                                              January 2,        April 3,
                                                 1999             1999
                                             --------------   --------------
                                                                (Unaudited)

       Raw Materials                            $2,843,387       $9,037,471
       Work-in-process                           1,933,812        8,574,432
       Finished goods                           14,956,843       28,911,123
                                             --------------   --------------

                 Total inventories             $19,734,042      $46,523,026
                                             ==============   ==============

                      GLENOIT CORPORATION AND SUBSIDIARIES
             (A WHOLLY-OWNED SUBSIDIARY OF GLENOIT UNIVERSAL, LTD.) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.      LONG-TERM DEBT

        As of January 2, 1999 and April 3, 1999, long-term debt consisted of the following:
                                                      January 2,       April 3,
                                                        1999             1999
                                                        ----             ----
                                                                     (unaudited)
           Senior credit facility.................    $65,707,499   $129,583,168
           11% Senior subordinated notes .........     95,000,000     95,000,000
                                                    -------------   ------------
               Total long-term debt...............    160,707,499    224,583,168
           Less current portion ..................              -      5,025,000
                                                    -------------   ------------
                                                     $160,707,499   $219,558,168
                                                    =============   ============

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

        On April 1, 1997, the Company also entered into a $70 million senior credit facility (the "Facility") with a financial institution. Of the total commitment of $70 million under the Facility, $25 million was designated as an Acquisition Commitment and $45 million as a Working Capital Commitment, which was a revolving credit facility limited to the Borrowing Base as defined in the Facility. On October 2, 1998, the Facility was amended to increase the Acquisition Commitment to $76 million. On October 2, 1998, in connection with the acquisition of American Pacific Enterprises, Inc., discussed in Note 7, the Company borrowed approximately $55.7 million under the Acquisition Commitment.

                      GLENOIT CORPORATION AND SUBSIDIARIES
             (A WHOLLY-OWNED SUBSIDIARY OF GLENOIT UNIVERSAL, LTD.) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.       LONG TERM DEBT (CONTINUED)

        As further discussed in Note 7, the Company acquired all outstanding shares of capital stock of Ex-Cell Home Fashions, Inc. on February 12, 1999. In connection with that acquisition, the Company amended and restated the Facility to increase the borrowing availability to $200 million. This additional availability is comprised of (i) $90.0 million as the Working Capital Commitment, subject to the Borrowing Base as defined, (ii) $40.0 million Term A loan and (iii) $70.0 million Term B loan. The borrowings under both the Working Capital Commitment and Term A loan bear interest, as further amended, at the Base Rate plus 2.25% or the Eurodollar Rate plus 3.50%. Advances under the Term B loan bear interest at the Base Rate plus 3.00% or the Eurodollar Rate plus 4.25%. Beginning in July 1999, the interest rate charged on the Term A and Working Capital Commitment borrowings could decrease by 1.0% if certain financial ratios are met. Principal payments on the Term A and Term B loans begin on September 30, 1999 at a total of $1.7 million per quarter and increase over the lives of the loans. Borrowings under the Term A loan and Working Capital Commitment are required to be fully repaid by December 31, 2003 and borrowings under the Term B loan are required to be fully repaid by June 30, 2004. On the date of the Ex-Cell acquisition, the Term A and Term B loans were fully drawn. The bank also extended up to a total of $5 million in letters of credit to the Company; however, the amount is limited to the amount of the unused Working Capital Commitment. At April 3, 1999, the Company had $19.6 million outstanding under the Working Capital Commitment, and approximately $26.4 million available under the Working Capital Commitment.

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

                      GLENOIT CORPORATION AND SUBSIDIARIES
             (A WHOLLY-OWNED SUBSIDIARY OF GLENOIT UNIVERSAL, LTD.) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.       LONG TERM DEBT (CONTINUED)

        The Senior Subordinated Notes are fully and unconditionally guaranteed, on a joint and several basis, by Glenoit Asset Corporation, American Pacific Enterprises, Inc. and, as of February 12, 1999, Ex-Cell Home Fashions, Inc. (together the "Subsidiary Guarantors"). Glenoit Asset Corporation's operations consist solely of leasing certain trademarks and other intangibles to Glenoit Corporation. Accordingly, Glenoit Asset Corporation's assets and operations consist primarily of intercompany assets and operations with Glenoit Corporation. Glenoit Canada has not guaranteed the Senior Subordinated Notes. The financial information of the subsidiary guarantors for these periods has been excluded because management believes that this information is not material to investors. Prior to September 1997, Glenoit Canada had no operations.

        The following tables present summarized balance sheet information of Glenoit Corporation, the Subsidiary Guarantors, and Glenoit Canada as of April 3, 1999 and the related summarized operating statement and cash flow statement information for the period then ended. The Company believes that separate financial statements and other disclosures regarding the Subsidiary Guarantors, are not material to investors. Summarized balance sheet information, in thousands, as of April 3, 1999 is as follows (unaudited):

                                          Glenoit    Subsidiary
                                        Corporation  Guarantors   Elimination  Sub-total    Canada   Eliminations  Consolidated
                                        -----------  ---------    -----------  ---------    ------   -----------  ------------
Cash and cash equivalents                   $ 288       $1,015                   $1,303      $ 155                   $ 1,458
Accounts and other receivables, net        19,177       13,771                   32,948      1,954                    34,902
Inventories                                 9,702       35,920                   45,622        901                    46,523
Other current assets                        5,056        1,917                    6,973         33                     7,006
                                         --------     --------                 --------    -------                  --------
  Total current assets                     34,223       52,623                   86,846      3,043                    89,889
Property, plant and equipment, net         46,586       16,718                   63,304      8,104                    71,408
Other assets                              157,486      101,818     $(186,510)    72,794        382    $(11,223)       61,953
                                         --------     --------     ---------   --------    -------    --------      --------
  Total assets                           $238,295     $171,159     $(186,510)  $222,944    $11,529    $(11,223)     $223,250
                                         ========     ========     =========   ========    =======    ========      ========
Accounts payable                         $  4,213     $  4,861                 $  9,074        496                  $  9,570
Other current liabilities                  10,417       24,150             -     34,567        446                    35,013
                                         --------     --------     ---------   --------    -------                  --------
  Total current liabilities                14,630       29,011                   43,641        942                    44,583
Long-term debt                            267,778                 $  (48,220)   219,558      2,081    $ (2,081)      219,558
Other long-term liabilities                12,913        3,858                   16,771         26                    16,797
Stockholders equity (deficit)             (57,026)     138,290      (138,290)   (57,026)     8,480      (9,142)      (57,688)
                                         --------     --------     ---------   --------    -------    --------      --------
  Total liabilities and equity           $238,295     $171,159     $(186,510)  $222,944    $11,529    $(11,223)     $223,250
                                         ========     ========     =========   ========    =======    ========      ========

                      GLENOIT CORPORATION AND SUBSIDIARIES
             (A WHOLLY-OWNED SUBSIDIARY OF GLENOIT UNIVERSAL, LTD.) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.      LONG-TERM DEBT (CONTINUED)

    Summarized operating statements information, in thousands, for the three months ended April 3, 1999 is as follows:

                              Glenoit    Subsidiary                           Glenoit
                            Corporation  Guarantors  Eliminations  Sub-total   Canada   Eliminations  Consolidated
                            -----------  ----------  ------------  ---------   ------   ------------  ------------
Net Sales                     $24,765      $27,948                  $52,713    $2,169                    $54,882
Cost of sales                  19,883       18,793                   38,676     1,782                     40,458
                             --------      -------      -------     -------    ------                   --------
Gross profit                    4,882        9,155                   14,037       387                     14,424
Operating expenses             18,732        8,316                   27,048       309                     27,357
Royalty income (expenses)      (1,705)       1,705                        -         -                          -
                             --------      -------      -------     -------    ------                   --------
Income from operations        (15,555)       2,544                  (13,011)       78                    (12,933)
Interest expense (income)       5,641         (557)                   5,084        39                      5,123
Other expense (income)         (1,719)                  $ 1,954         235       (42)        51             244
Income taxes                   (7,956)       1,147            -      (6,809)       30          -          (6,779)
                             --------      -------      -------     -------    ------       ----        --------
     Net income              $(11,521)     $ 1,954      $(1,954)   $(11,521)   $   51       $(51)       $(11,521)
                             ========      =======      =======     =======    ======       ====        ========

    Summarized cash flow statement information, in thousands, for the three months ended April 3, 1999 is as follows:

                                       Glenoit    Subsidiary                           Glenoit
                                     Corporation  Guarantors  Eliminations  Sub-total   Canada   Eliminations  Consolidated
                                     -----------  ----------  ------------  ---------   ------   ------------  ------------
Cashflows from operating activities    $(7,323)     $1,395                   $(5,928)    $252                    $(5,676)
Cashflows used in investing activities (52,203)       (501)                  (52,704)    (185)                   (52,889)
Cashflows from financing activities     59,775         (58)                   59,717      (34)                    59,683
                                       -------      ------                   -------     ----                    -------
Net increase (decrease) in cash            249         836                     1,085       33                      1,118
Cash at beginning of period                 39         179                       218      122                        340
                                       -------      ------                   -------     ----                    -------
Cash at end of period                  $   288      $1,015                   $ 1,303     $155                    $ 1,458
                                       =======      ======                   =======     ====                    =======

                      GLENOIT CORPORATION AND SUBSIDIARIES
             (A WHOLLY-OWNED SUBSIDIARY OF GLENOIT UNIVERSAL, LTD.) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.      LONG-TERM DEBT (CONTINUED)

    Summarized operating statements information, in thousands, for the three months ended April 4, 1998 is as follows:



                                          Glenoit                Consolidated
                              Glenoit      Asset                   Domestic    Glenoit
                            Corporation  Corporation Eliminations Operations   Canada   Eliminations  Consolidated
                            -----------  ----------  ------------  ---------   ------   ------------  ------------
Net Sales                     $35,531                               $35,531    $3,249                    $38,780
Cost of sales                  24,792            0            0      24,792     2,445          0          27,237
                             --------      -------      -------     -------    ------       ----        --------
Gross profit                   10,739            0            0      10,739       804                     11,543
Operating expenses              5,959            3                    5,962       271                      6,233
Royalty income (expenses)      (1,935)     $ 1,935            0           0         0          0               0
                             --------      -------      -------     -------    ------       ----        --------
Income from operations          2,845        1,932                    4,777       533          0           5,310
Interest expense (income)       3,534         (525)                   3,009        (6)                     3,003
Other expense (income)         (1,797)                  $ 1,597        (200)       (7)     $ 349             142
Income taxes                     (278)         860            0         582       197          0             779
                             --------      -------      -------     -------    ------       ----        --------
     Net income              $  1,386      $ 1,597      $(1,597)    $ 1,386    $  349      $(349)        $ 1,386
                             ========      =======      =======     =======    ======       ====        ========

Summarized cash flow statement information, in thousands, for the three months ended April 4, 1998 is as follows:

                                                   Glenoit                Consolidated
                                       Glenoit      Asset                   Domestic    Glenoit
                                     Corporation  Corporation Eliminations Operations   Canada   Eliminations  Consolidated
                                     -----------  ----------- ------------  ---------   ------   ------------  ------------
Cashflows from operating activities    (10,617)      2,455                    (8,162)     691                     (7,471)
Cashflows used in investing activities  (5,344)                               (5,344)    (875)                    (6,219)
Cashflows from financing activities     15,024      (2,457)          0        12,567      166          0          12,733
                                       -------      ------       -----       -------     ----      -----         -------
Net increase (decrease) in cash           (937)         (2)                     (939)     (18)                      (957)
Cash at beginning of period                651          76           0           727      345          0           1,072
                                       -------      ------       -----       -------     ----      -----         -------
Cash at end of period                     (286)         74           0          (212)     327          0             115
                                       =======      ======       =====       =======     ====      =====         =======

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

        Holdings has obligations with a face amount of approximately $29.4 million, bearing interest at stated rates between 5% to 12.5%, to shareholders ("Shareholder Notes") with principal due in 2004 and 2005. These obligations are not reflected in the Company's accompanying balance sheets or income statements. Subject to existing debt restrictions, Shareholder Notes with a face amount of approximately $9.7 million contain certain acceleration clauses. At the option of Holdings, subject to the Company's existing debt restrictions, the interest may be paid by the issuance of additional notes or in cash.

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

                      GLENOIT CORPORATION AND SUBSIDIARIES
             (A WHOLLY-OWNED SUBSIDIARY OF GLENOIT UNIVERSAL, LTD.) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

7.      ACQUISITIONS

        On October 2, 1998, the Company acquired all the capital stock of American Pacific Enterprises, Inc. ("APE") for approximately $39.1 million, including fees and expenses, subject to post-closing adjustments. In addition, approximately $16.6 million of indebtedness of APE was extinguished by the Company in connection therewith. The purchase agreement also includes additional payments to the former owners of APE if certain earning targets for APE's operations are met during 1998 and 1999. For fiscal 1998, approximately $12.0 million will be paid to the former owners and current employees. Of this amount, $3.5 million representing the amount to be paid to current employees was recognized as compensation expense during the Company's fourth quarter of 1998. The remaining $8.5 million was recorded as additional purchase price. A portion of any payments to be made related to 1999 earnings may be recorded as compensation expense during 1999. APE is a leading designer, importer and marketer of decorative textile home furnishings, principally quilts and specialty decorative bedding items. The acquisition has been accounted for as a purchase. The preliminary purchase price allocation attributed approximately $31.8 million to net working capital items, approximately $1.3 million to property, plant and equipment and approximately $22.6 million to goodwill. Goodwill is being amortized over 25 years.

        On February 12, 1999, the Company acquired all the outstanding shares of capital stock of Ex-Cell Home Fashions, Inc. ("Ex-Cell") in a single transaction for approximately $43.4 million, including fees and expenses, subject to post-closing adjustments. In addition, approximately $6.9 million of indebtedness of Ex-Cell was extinguished by the Company in connection therewith. The acquisition has been accounted for as a purchase. The preliminary purchase price allocation attributed approximately $14.7 million to net working capital items, approximately $23.3 million to property, plant and equipment, $7.1 million to long term liabilities including deferred income taxes and approximately $19.4 million to goodwill. Goodwill is being amortized over 25 years.

        The following unaudited proforma summary of consolidated results of operations have been prepared as if the acquisitions of APE and Ex-Cell occurred at the beginning of the periods presented. In connection with the allocation of purchase price, the Company wrote up APE's inventory by approximately $3.4 million. This write-up of inventory negatively impacted gross margin during the Company's fourth quarter of 1998 as that inventory was sold. This one-time nonrecurring adjustment of $2.0 million, net of tax, is not reflected in the proforma results presented below. In connection with the allocation of purchase price, the Company wrote up Ex-Cell's inventory by approximately $2.5 million. This write-up will negatively impact gross margin during the Company's first and second quarter of 1999. The impact of this write-up is not reflected in the proforma results presented below. Certain costs associated with the former shareholders of Ex-Cell which will not occur in the future are also excluded from the proforma results.

                      GLENOIT CORPORATION AND SUBSIDIARIES
             (A WHOLLY-OWNED SUBSIDIARY OF GLENOIT UNIVERSAL, LTD.) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

7.      ACQUISITIONS (CONTINUED)

                                                   Three Months Ended
                                                ----------------------------
                                                April 3,        April 3,
                                                  1998            1999
                                                       (Unaudited)
             Net sales                          $70,260,000     $63,700,000
                                                ===========     ===========
             Net income(loss)                     1,000,000    (11,400,000)
                                                    =======    ============


        These proforma results do not purport to be indicative of the results that would have actually been obtained if APE and Ex-Cell had been acquired as of January 4, 1998.

8.      RESTRUCTURING CHARGE

        On February 25, 1999, the Company's Board of Directors approved a plan to consolidate its manufacturing operations of the Fabric Division into its facilities located in North Carolina and Canada. In connection with this activity, the Company will be discontinuing operations at its leased Tennessee facility and will terminate substantially all of the associates at that facility. The Company intends to cease all operations in the facility on or about May 28, 1999. During the first quarter of fiscal 1999, the Company recorded a restructuring charge totaling $13.1 million to cover the estimated costs associated with the closing of that facility including the estimated present value of operating leases, the write-off of the related goodwill, the write-down of machinery and equipment to fair market value and severance and other personnel costs related to the termination of approximately 225 associates. The components of the reserves for this facility are as follows (in thousands):

                                                                Original Reserve
                                                                ----------------
          Estimated  losses  associated  with the disposal of
          machinery and equipment                                     $1,760
          Write-off of goodwill                                        3,167
          Estimated  expenditures related to operating leases
          for plant and equipment                                      7,323
          Estimated severance benefits                                   850
                                                                     -------
                                                                     $13,100
                                                                     =======

9.      OPERATING SEGMENTS

        DESCRIPTION OF SEGMENTS

        Subsequent to the APE and Ex-Cell acquisitions, the Company has two operating divisions: (1) Fabric Division ("Fabric"), manufacturer and distributor of fabric for the apparel, automotive and home furnishing industries and (2) Decorative Home Furnishings,

                      GLENOIT CORPORATION AND SUBSIDIARIES
             (A WHOLLY-OWNED SUBSIDIARY OF GLENOIT UNIVERSAL, LTD.) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

9.      OPERATING SEGMENTS (CONTINUED)

        which manufactures, imports and distributes decorative textile home furnishings to all major specialty and broadline retail distribution channels. Decorative Home Furnishings products include specialty bedding items, shower curtains, household rugs, decorative pillows and table linens.


                                                      Three Months
                                                  April 4,     April 3,
                                                    1998         1999
                                                  --------     ---------
         Net Sales
              Fabric.......................        $28,521      $14,517
              Decorative Home Furnishings..         10,259       40,365
                                                   -------       ------
              Consolidated.................        $38,780      $54,882
                                                   =======      =======

         Operating income (loss)
              Fabric.......................         $6,083     $(13,350)
              Decorative Home Furnishings..          1,482        3,037
              Corporate/Other..............         (2,255)      (2,619)
                                                   -------       ------
              Consolidated.................         $5,310     $(12,932)
                                                   =======      =======

         Depreciation and
         amortization
              Fabric.......................           $724       $1,167
              Decorative Home Furnishings..            201          938
              Corporate/Other..............            365          712
                                                   -------       ------
              Consolidated.................         $1,290       $2,817
                                                   =======      =======

                                                  April 3,
                                                    1999
                                                    ----
         Inventory and accounts
         receivable
              Fabric.......................        $18,550
              Decorative Home Furnishings..         60,995
                                                   -------
              Consolidated.................        $79,545
                                                   =======

                      GLENOIT CORPORATION AND SUBSIDIARIES
             (A WHOLLY-OWNED SUBSIDIARY OF GLENOIT UNIVERSAL, LTD.) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


        Note 4 identifies sales and assets of the Company's Canadian operation. There were no other material sales or assets outside of the United States.

10.     FACTORING RECEIVABLES

        Under an agreement with a third party, Ex-Cell, subject to credit approval, assigns and sells substantially all its accounts receivable without recourse. In instances where credit approval has not been received prior to shipment, the risk of collectibility is retained by Ex-Cell. As of April 3, 1999, there were no factored receivables with recourse.

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

On December 13,1995, Glenoit Universal, Ltd. ("Holdings") formed a wholly owned subsidiary, Glenoit Corporation (the Company), formerly Glenoit Intermediate, Inc. and exchanged all of the issued and outstanding stock of Glenoit Mills, Inc. and subsidiary ("Mills") for all of the issued and outstanding shares of common stock of Glenoit Corporation. During 1997, Mills was merged into the Company. The Company has two operating segments: (i) a domestic manufacturer and marketer of specialty fabrics known as "sliver-knit" pile fabrics ("Fabric Division"), and (ii) Decorative Home Furnishings which consist of a domestic manufacturer of household rugs ("Consumer Products Divisions"), a designer, importer and marketer of decorative textile home furnishings ("American Pacific Enterprises, Inc.") and, through its recently acquired subsidiary, Ex-Cell Home Fashions, Inc., a manufacturer and distributor of textile home furnishings.

RECENT DEVELOPMENTS

On October 2, 1998, the Company acquired all the capital stock of American Pacific Enterprises, Inc. ("APE") for approximately $39.1 million, including fees and expenses, subject to post-closing adjustment. In addition, approximately $16.6 million of indebtedness of APE was extinguished by the Company in connection therewith. In addition, the Company paid the former shareholders approximately $8.5 million and certain employees approximately $3.5 million during April 1999 in connection with the acquisition agreement. APE is a leading designer, importer and marketer of decorative textile home furnishings, principally quilts and decorative bedding items. The Company believes that the acquisition of APE will expand its current product offerings to the large retailers, further penetrate the specialty retailing segment and diversify product sourcing capabilities beyond North America.

On February 12, 1999, the Company acquired all the outstanding shares of capital stock of Ex-Cell Home Fashions, Inc. ("Ex-Cell") in a single transaction for approximately $43.4 million, including fees and expenses, subject to post-closing adjustments. In addition, approximately $6.9 million of debt of Ex-Cell was extinguished in connection therewith. Ex-Cell is engaged in the design, manufacture, importation and distribution of textile home furnishings, principally shower curtains, table linens, and decorative pillows. As a result of these acquisitions, the Company believes it has transformed itself from a specialty textile manufacturer focused on niche segments to a diversified manufacturer and distributor of consumer goods, with the majority of its revenues derived from the home textile market.

On February 25, 1999, the Company's Board of Directors approved a plan to consolidate its manufacturing operations of the Fabric Division into its facilities located in North Carolina and Canada. In connection with this activity, the Company will be discontinuing operations at its leased Tennessee facility and will terminate substantially all of the associates at that facility. During the first quarter of fiscal 1999, the Company recorded a restructuring charge totaling $13.1 million to cover the estimated costs associated with the closing of that facility including the cost of operating leases, the write-off of the related goodwill, the write-down of machinery and equipment to fair market value and severance and other personnel costs.

RESULTS OF OPERATIONS

Net sales for the quarter ended April 3, 1999, increased to $54.9 million or 41.5% compared to $38.8 million during the comparable quarter in the prior year. The increase in net sales is directly attributable to the acquisitions of APE and Ex-Cell. APE generated sales of $17.3 million for the first quarter of 1999 and Ex-Cell's net sales totaled $10.6 million since its acquisition on February 12, 1999. Net sales in the Consumer Products Division increased approximately 20.9% to $12.4 million during the first quarter of 1999 compared to 1998 as a result of increased unit volume and average selling price. These increases in sales were offset by a decline in sales of the Fabric Division to $14.5 million from $28.5 million. This decrease was due to continued softness in the product category as a result of unseasonably warm weather and the influx of low priced apparel products, mainly from Asia.

Gross profit for the quarter ended April 3, 1999 was $14.4 million or 26.3% of net sales compared to $11.5 million or 29.8% of net sales for the same period last year. The increase relates to the inclusion of APE and Ex-Cell's operating results which combined contributed $9.2 million of gross profit in the first quarter of 1999. Ex-Cell's gross margin was negatively impacted by $ .6 million of additional cost of sales related to the sale of inventory that had been written up at the time of acquisition in accordance with generally accepted accounting principles. The Consumer Products Division gross margin increased 29.9% to $3.9 million as a result of the increased unit volume. As a result of the significant decline in sales, the Fabric Division's gross margin decreased to $1.7 million from $8.5 million. The Fabric Division's results were negatively impacted by the decreased volume which resulted in a low absorption of overhead costs.

Operating expenses for the quarter ended April 3, 1999, were $27.4 million compared to $6.2 million in the first quarter of the prior year. Operating expenses for 1999 include a $13.1 million restructuring charge related to the consolidation of manufacturing facilities in the Fabric Division as discussed in "Recent Developments". In addition to the restructuring charge, dollar increases in 1999 relate to the operating expenses of APE and Ex-Cell which totaled $8.3 million. These expenses include $ .4 million of goodwill amortization specific to APE and Ex-Cell as well as $1.0 million of incentive compensation charges directly attributable to the APE acquisition agreement.

The Company reported an operating loss of $12.9 million for the quarter ended April 3, 1999 compared to operating income of $5.3 million in the prior year as a result of factors described above.

Interest expense for the quarter ended April 3, 1999, was $5.1 million compared to $3.0 million for the same period last year. Interest expense has increased due to higher levels of debt as a result of the APE and Ex-Cell acquisitions.

Net loss for the quarter ended April 3, 1999, was $11.5 million compared to net income of $1.4 million the prior year.

LIQUIDITY AND CAPITAL RESOURCES


The Company relies on internally generated cash flow from operations, supplemented by borrowings under its senior credit facility and vendor financing to meet its debt service requirements, capital expenditures and working capital needs. The Company is highly leveraged.

On April 1, 1997, the Company issued $100 million of senior subordinated notes (the "Notes"). Concurrently with the issuance of the Notes, the Company entered into a $70 million senior credit facility ("the New Credit Facility") with a syndicate of lenders led by BNP, pursuant to which the Company obtained available credit (i) up to $45.0 million for working capital and general corporate purposes (the "Working Capital Commitment"), subject to a Borrowing Base, and (ii) up to $25.0 million for acquisitions (the "Acquisition Commitment"). The Company also prepaid all outstanding indebtedness under the Old Facility. On October 2, 1998, the new Credit Facility was amended to increase the Acquisition Commitment to $76 million. On October 2, 1998, the Company borrowed approximately $55.7 million under the Acquisition Commitment in connection with the APE Acquisition. In connection with the acquisition of Ex-Cell, the Company amended and restated the New Credit Facility to increase its borrowing availability to $200 million. This additional availability is comprised of (i) $90 million as the Working Capital Commitment, subject to the Borrowing Base, as defined, (ii) $40 million Term A loan, and (iii) $70 million Term B loan. Principal payments under the Term A and Term B loans begin on September 30, 1999 at a total of $1.7 million per quarter and increase over the life of loans. Borrowings under the Term A loan and Working Capital Commitment are required to be fully repaid by December 31, 2003 and borrowings under the Term B loan are required to be fully repaid by June 30, 2004. On the date of the Ex-Cell acquisition, both the Term A and Term B loans were fully drawn. At April 3, 1999, there were borrowings of $19.6 million under the Working Capital Commitment and approximately $26.4 million available to borrow under the Working Capital Commitment. A more detailed description of the senior subordinated notes and the senior credit agreement may be found in the notes to consolidated financial statements. Ex-Cell has a factoring arrangement whereby substantially all of its accounts receivable are assigned and sold without recourse.

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

Holdings is a holding company and as a result does not have any substantive assets or operations that generate revenues or cashflows. Accordingly, Holdings relies on the Company's distribution of dividends to meet its obligations, including interest and principal payments. As of April 3, 1999, Holdings has obligations with a face amount of $29.4 million, bearing interest at stated rates between 5% to 12.5%, to shareholders with principal due in 2004 and 2005. For further discussion see Note 5 of the Unaudited Consolidated Financial Statements.

In July 1998, Holdings settled a dispute regarding additional purchase price owed to a shareholder associated with the recapitalization in December 1995 discussed in Note 2 to the Consolidated Financial Statements as of January 3, 1998. Accordingly, Holdings paid approximately $1.9 million to the shareholder during July 1998. These funds were paid to Holdings by the Company as a dividend.

During the three months ended April 3, 1999, net cash used in operating activities was $5.7 million, which resulted from the Company increasing its working capital to meet its seasonal requirements. Excluding the purchase of Ex-Cell, receivables increased by $.6 million, inventories and other assets increased by $9.0 million. Accrued liabilities increased by $3.5 million, due primarily to sales and compensation related costs. Accounts payable increased by $1.6 million related to increased raw material purchases and tax related accruals decreased $5.7 million.


CAPITAL IMPROVEMENTS

Capital expenditures for the three months ended April 3, 1999 were $2.6 million. These additions were primarily in the Consumer Products Divisions for advanced printing equipment and the purchase of machinery for the start-up of the Company's decorative pillow operations. Expenditures were made for upgrades to management information systems.


SEASONALITY

The Company's business is seasonal in nature. Generally, there is increased retail demand for the Company's products during the fall (back-to-school) and holiday selling seasons. Consequently, demand for the Company's products is generally higher during the Company's second and third fiscal quarters when such products are produced and distributed for these selling seasons.


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


PART II - OTHER INFORMATION

ITEM 2: LEGAL PROCEEDINGS

     There have been no material developments in legal proceedings involving the Company or its subsidiaries since the Company's Annual Report on Form 10-K for the year ended January 2, 1999.

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

     4.2 Purchase Agreement dated as of March 26, 1997 among Glenoit Corporation, the Subsidiary Guarantors (as defined therein), Salomon Brothers Inc. and CIBC Wood Gundy Securities Corp. is hereby incorporated by reference to Exhibit 4.2 to Glenoit Corporation's Registration Statement on Form S-4 (Registration No.333-42411) filed on December 16, 1997.
     4.3 Registration Agreement dated as of March 26, 1997 among Glenoit Corporation, the Subsidiary Guarantors (as defined therein), Salomon Brothers Inc. and CIBC Wood Gundy Securities Corp. is hereby incorporated by reference to Exhibit 4.3 to Glenoit Corporation's Registration Statement on Form S-4 (Registration No. 333-42411) filed on December 16, 1997.
     10.1 Second Amended and Restated Credit Agreement dated as of April 1, 1997 among Glenoit Corporation, the banks, financial institutions and other institutional lenders listed on the signature pages thereto as the Restatement Lenders, the Banque Nationale de Paris, as Administrative Agent for the Lender Parties (as defined therein) is hereby incorporated by reference to Exhibit 10.1 to Glenoit Corporation's Registration Statement on Form S-4 (Registration No. 333-42411) filed on December 16, 1997.
     10.2 Supply Agreement dated February 1, 1997 by and between the Company and Sterling Fibers, Inc. is hereby incorporated by reference to
            Exhibit 10.2 of Amendment No. 1 to Glenoit Corporation's Registration Statement on Form S-4 (Registration No. 333-42411) filed on February 4, 1998.
     10.3 Employment Agreement dated October 28, 1997 by and among the Company, Glenoit Universal, Inc. and Thomas J. O'Gorman is hereby incorporated to reference to Exhibit 10.3 of Amendment No. 1 to Glenoit Corporation's Registration Statement on Form S-4 (Registration No. 333-42411) filed on February 4, 1998.
     10.4 Employment Agreement dated August 5, 1996 by and between the Company and Lester D. Sears is hereby incorporated by reference to Exhibit
            10.4 of Amendment No. 1 to Glenoit Corporation's Registration Statement on Form S-4 (Registration No. 333-42411) filed on
            February 4, 1998.
     10.5 Stockholders Agreement dated as of December 14, 1995 by and among Glenoit Universal, Inc., Citicorp Venture Capital, John Mowbray O'Mara, Banque Nationale de Paris, The Equitable Life Assurance Society of the United States, the Seller, Soannes Investment Corporation, Thomas J. O'Gorman and certain other parties thereto to is hereby incorporated by reference to Exhibit 10.5 of Amendment No. 1 to Glenoit Corporation's Registration Statement on Form S-4 (Registration No. 333-42411) filed on February 4, 1998.
     10.6 Second Amendment and Waiver to the Credit Agreement, dated October 2, 1998, among Glenoit Corporation, the banks, financial institutions and other institutional lenders parties to the Credit Agreement and Banque Nationale de Paris as Agent is hereby incorporated by reference to Exhibit 4.1 of Glenoit Corporation's Form 8-K filed on October 16, 1998.
     10.7 Stock Purchase Agreement dated October 2, 1998 among Glenoit Corporation, American Pacific Enterprises, Inc., Steven J. Block, Jeffrey J. Block and Gregory D. Block is hereby incorporated by reference to Exhibit 2.1 of Glenoit Corporation's Form 8-K filed on October 16, 1998

     10.8 Third Amendment and Waiver to the Credit Agreement, dated October 30, 1998, among Glenoit Corporation, the banks, financial institutions and other institutional lenders parties to the Credit Agreement and Banque Nationale de Paris as Agent is incorporated by reference to Exhibit 10.8 of Glenoit Corporation's Form 10-K filed on April 1, 1999.
     10.9 Third Amended and Restated Credit Agreement, dated February 12, 1999, among Glenoit Corporation, the banks, financial institutions and other institutional lenders parties to the Credit Agreement and Banque Nationale de Paris as Agent is hereby incorporated by reference to Exhibit 4.1 of Glenoit Corporation's Form 8-K filed on February 26, 1999.
     10.10 Stock Purchase Agreement dated February 12, 1999, among Glenoit Corporation, Ex-Cell Home Fashions, Inc., Arnold Angerman, Irving Angerman, Samuel Samelson and two trusts is hereby incorporated by reference to Exhibit 2.1 of Glenoit Corporation's Form 8-K filed on February 26, 1999.
     21.1 Subsidiaries of Glenoit Corporation is hereby incorporated by reference to Exhibit 21.1 to Glenoit Corporation's Registration Statement on Form S-4 (Registration No. 333-42411) filed on December 16, 1997.
     27.1   Financial Data Schedule.



     (b)    Reports on Form 8-K

            On February 26, 1999, the Company filed on Form 8-K information regarding the acquisition of the capital stock of Ex-Cell Home Fashions, Inc. which occurred on February 12, 1999. In addition, on April 27, 1999, the Company filed an amendment to this Form 8-K to include requried financial information related to the acquisition.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  May 17, 1999
                               GLENOIT CORPORATION


                               By    /S/ LESTER D. SEARS
                                  -------------------------------------------
                                  Lester D. Sears
                                  Executive Vice President and
                                  Chief Financial Officer
                                  (On behalf of the Registrant and as
                                  Principal Financial and Accounting Officer)




                                          SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  May 17, 1999
                               GLENOIT ASSET CORPORATION




                               By    /S/ LESTER D. SEARS
                                  -------------------------------------------
                                  Lester D. Sears
                                  Executive Vice President and
                                  Chief Financial Officer
                                  (On behalf of the Registrant and as
                                  Principal Financial and Accounting Officer)