Form 10-K/A
period 1999-01-02
GLENOIT CORP; GLENOIT ASSET CORP
filed 1999-05-25
CIK 1047368, 1051260

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

(Mark One)
  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
      ACT OF 1934 FOR THE FISCAL YEAR ENDING JANUARY 2, 1999

                                       OR

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

          Commission file numbers 333-42411 and 333-42411-01__________

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

                    DOCUMENTS INCORPORATED BY REFERENCE: NONE

                               GLENOIT CORPORATION

                         Amendment No. 1 on Form 10-K/A
                                     to the
                           Annual Report on Form 10-K
                    for the fiscal year ended January 2, 1999


This Amendment No. 1 on Form 10-K/A (this "Amendment") is being filed by Glenoit Corporation and Glenoit Asset Corporation (together the "Company") to amend Item 12 of the Company's Annual Report on Form 10-K for the year ended January 2, 1999 filed on April 1, 1999. This Amendment is to correctly reflect the ownership of shares held by Soannes Investments Corp. and, pursuant to Rule 12b-15 of the SEC Rules, the complete text of Item 12, as amended, is set forth herein.

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

                                              Class A              Class B            Class C         Class D           Class E
                                              -------              -------            -------         -------           -------
          Name and Address               Shares       %        Shares     %       Shares     %     Shares   %       Shares     %
          -----------------              ------       --       ------     --      ------     --    ------   --      -------    --
Citicorp Venture Capital, Ltd.......      5,607      43.2%      16,901    78.5%       --     --      --     --         --       --
  399 Park Avenue
  New York, New York 10043
Soannes Investments Corp............      1,826      14.1           --                 *     --      --     --         --       --
  c/o Gratch Jacobs & Brozman
  950 Third Avenue
  New York, New York 10022
Isaac Schapira(a)...................         --        --           --             3,579    100%     --     --         --       --
  c/o Gratch Jacobs & Brozman
  950 Third Avenue
  New York, New York 10022
Thomas J. O'Gorman..................      3,112      24.0           --      --        --     --      --     --         --       --
  111 West 40th Street
  New York, New York 10018
The Equitable Life Assurance
Society of the                            2,412(b)   15.7           --      --        --     --      --     --      2,412(b)   100%
  United States.....................
  c/o Alliance Corporate Finance
  Group Incorporated
  1345 Avenue of the Americas
  New York, New York 10105
Banque Nationale de Paris...........      1,715(c)   11.7        1,715(c)  7.3        --     --      --     --         --       --
  499 Park Avenue
  New York, New York 10022-1245
CCT Partners II, L.P.(d)............        997       7.7        3,005    13.8        --     --      --     --         --       --
  399 Park Avenue
  New York, New York 10043
Saleem Muqaddam(e)..................         55         *          167       *        --     --      --     --         --       --
  c/o Citicorp Venture Capital, Ltd.
  399 Park Avenue
  New York, New York 10043
Joseph Silvestri(e).................          1         *            3       *        --     --      --     --         --       --
  c/o Citicorp Venture Capital, Ltd.
  399 Park Avenue
  New York, New York 10043
John Mowbray O'Mara.................         42        --          125      --        --     --      20    100         --       --
  623 Lake Avenue
  Greenwich, Connecticut 06830
All officers and directors as a
group(e)                                  4,067      31.3          295     1.4     3,579    100      20    100         --       --
  (7 persons).......................

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

Dated:  May 25, 1999

                               GLENOIT CORPORATION


                               By /S/ LESTER D. SEARS
                                  -----------------------------------
                                  Lester D. Sears
                                  Executive Vice President and
                                  Chief Financial Officer
                                  (On behalf of the Registrant and as
                                  Principal Financial
                                  And Accounting Officer)


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  May 25, 1999

                               GLENOIT CORPORATION


                               By /S/ LESTER D. SEARS
                                  -----------------------------------
                                  Lester D. Sears
                                  Executive Vice President and
                                  Chief Financial Officer
                                  (On behalf of the Registrant and as
                                  Principal Financial
                                  And Accounting Officer)