Form 10-Q
period 1999-07-03
GLENOIT CORP; GLENOIT ASSET CORP
filed 1999-08-24
CIK 1047368, 1051260

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
   X     QUARTERLY  REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
------   EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED JULY 3, 1999

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
------   EXCHANGE ACT OF 1934

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

Yes [ ]  No [X]



None of the voting securities of Glenoit Corporation or Glenoit Asset Corporation is held by non-affiliates.

As of July 3, 1999, there were 1,000 shares of Glenoit Corporation common stock outstanding.




                    DOCUMENTS INCORPORATED BY REFERENCE: NONE

PART 1 - FINANCIAL INFORMATION

Item 1.     Financial Statements

                     GLENOIT CORPORATION AND SUBSIDIARIES
            (a wholly-owned subsidiary of Glenoit Universal, Ltd.)
                          Consolidated Balance Sheets


                                                                                       January 2,         July 3,
                                                                                          1999             1999
                                                                                     ---------------  ----------------
                                    ASSETS                                                              (Unaudited)
Current assets:
     Cash and cash equivalents                                                       $      339,700   $       935,456
     Receivables:
          Trade accounts receivable, net of allowance of $2,360,000 and                  29,666,112        48,107,774
               $3,470,000 as of January 2, 1999 and July 3, 1999,
               respectively
          Other receivables                                                                 364,996         2,592,586
     Inventories                                                                         19,734,042        55,320,113
     Due from Holdings                                                                            -           313,237
     Prepaid expenses and other current assets                                            3,797,479         3,330,186
                                                                                     ---------------  ----------------

                    Total current assets                                                 53,902,329       110,599,352

Property, plant and equipment, net                                                       49,108,311        70,684,937

Other assets:
     Notes receivable from related party                                                    266,821           256,816
     Intangible assets, net of accumulated amortization of $1,735,000                    35,715,233        51,033,686
          and $2,146,000 as of January 2, 1999 and July 3, 1999,
          respectively
     Deferred loan costs and other, net of accumulated amortization of                    5,195,653         9,543,162
          $1,181,000 and $1,869,000 as of January 2, 1999 and July 3,
          1999, respectively
     Other assets                                                                           510,716         1,325,342
                                                                                     ---------------  ----------------

                    Total assets                                                     $  144,699,063   $    243,443,295
                                                                                     ===============  ================

The accompanying notes are an integral part of the consolidated financial statements.

                          GLENOIT CORPORATION AND SUBSIDIARIES
                   (a wholly-owned subsidiary of Glenoit Universal, Ltd.)
                             Consolidated Balance Sheets


                                                                              January 2,             July 3,
                                                                                 1999                  1999
                                                                            ---------------       ---------------
          LIABILITIES AND STOCKHOLDER'S DEFICIT                                                    (Unaudited)
Current liabilities:
     Accounts payable                                                  $         2,888,602    $       13,209,449
     Accrued expenses                                                           21,820,034            17,201,908
     Current maturities of long-term debt                                                -           161,583,168
     Due to Holdings                                                             1,752,143                     -
                                                                            ---------------       ---------------

                    Total current liabilities                                   26,460,779           191,994,525

Long-term debt less current maturities                                         160,707,499            95,000,000
Deferred income taxes                                                            3,382,058             6,583,682
Other long-term liabilities                                                        504,196             6,906,128
                                                                            ---------------       ---------------

                    Total liabilities                                          191,054,532           300,484,335
                                                                            ---------------       ---------------

Commitments and contingencies

Stockholder's deficit:
     Common stock, $.01 par value, 1,000 shares authorized, issued
         and outstanding as of January 2, 1999 and July 3, 1999                         10                    10
     Additional paid-in capital                                                  1,461,713             1,461,713
     Accumulated deficit                                                   (    46,966,633 )     (    58,034,571)
     Accumulated other comprehensive loss                                  (       850,559 )     (       468,192)
                                                                            ---------------       ---------------

                    Total stockholder's deficit                            (    46,355,469 )     (    57,041,040)
                                                                            ---------------       ---------------

                    Total liabilities and stockholder's deficit        $       144,699,063    $      243,443,295
                                                                            ===============       ===============

The accompanying notes are an integral part of the consolidated financial statements.


                      GLENOIT CORPORATION AND SUBSIDIARIES
             (a wholly-owned subsidiary of Glenoit Universal, Ltd.)
                  Consolidated Statements of Income (Unaudited)

                                                          Three Months Ended                           Six Months Ended
                                                  -----------------------------------       --------------------------------------
                                                     July 4,              July 3,              July 4,                July 3,
                                                       1998                1999                  1998                  1999
                                                  ---------------      --------------       ---------------       ----------------
Net sales                                       $     49,160,174    $     81,274,254      $     87,940,092      $     136,156,572

Cost of sales                                         31,916,312          56,459,636            59,153,275             96,917,173
                                                  ---------------      --------------       ---------------       ----------------

          Gross profit                                17,243,862          24,814,618            28,786,817             39,239,399
                                                  ---------------      --------------       ---------------       ----------------

Operating expenses:
     Selling                                           3,843,598           6,564,125             7,263,648             11,449,489
     Administrative                                    2,555,336           9,601,995             4,940,401             18,333,451
     Research and development                            494,104           1,399,110               922,081              2,039,425
     Restructuring charge                                      -                   -                     -             13,100,000
                                                  ---------------      --------------       ---------------       ----------------
          Total operating expenses                     6,893,038          17,565,230            13,126,130             44,922,365
                                                  ---------------      --------------       ---------------       ----------------

Income (loss) from operations                         10,350,824           7,249,388            15,660,687       (       5,682,966)
                                                  ---------------      --------------       ---------------       ----------------

Other income (expense):
     Interest expense                            (     3,312,564)     (     6,269,859)     (      6,315,913)     (      11,392,472)
     Amortization of deferred financing costs    (       159,977)     (       395,719)     (        318,723)     (         687,538)
     Other                                       (        20,369)             158,711      (          3,706)               205,352
                                                  ---------------      --------------       ---------------       ----------------
          Total other expense                    (     3,492,910)     (     6,506,867)     (      6,638,342)     (      11,874,658)
                                                  ---------------      --------------       ---------------       ----------------

Income (loss) before income taxes                      6,857,914             742,521             9,022,345       (      17,557,624)

Income tax expense (benefit)                           2,544,427             289,012             3,323,053       (       6,489,686)
                                                  ---------------      --------------       ---------------       ----------------

Net income (loss)                               $      4,313,487 $           453,509    $        5,699,292     $ (      11,067,938)
                                                =================   =================       ===============       ================

The accompanying notes are an integral part of the consolidated financial statements.


                      GLENOIT CORPORATION AND SUBSIDIARIES
             (A WHOLLY-OWNED SUBSIDIARY OF GLENOIT UNIVERSAL, LTD.)
          CONSOLIDATED STATEMENT OF STOCKHOLDER'S DEFICIT (UNAUDITED)
                      FOR THE SIX MONTHS ENDED JULY 3, 1999


                                                                                      Accumulated
                      Shares of               Additional                              Other
                      Common      Common      Paid-in         Accumulated             Comprehensive
                      Stock       Stock       Capital         Deficit                 Loss                  Total
                      ----------  ----------  ------------    ------------------      ----------------      ----------------
Balance as of
   January 2, 1999        1,000   $     10   $ 1,461,713   $ (        46,966,633)  $ (         850,559)  $ (      46,355,469)

Net loss                                                     (        11,067,938)                          (      11,067,938)

Accumulated Other
   Comprehensive
   Income                                                                                      382,367               382,367
                      ----------  ----------  ------------    ------------------      ----------------      ----------------

Balance as of
   July 3, 1999           1,000   $      10   $ 1,461,713   $ (       58,034,571)  $ (         468,192)  $ (      57,041,040)
                      ==========  ==========  ============    ==================      ================      ================


          CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

                                                                         Six Months Ended
                                                              ----------------------------------------
                                                                   July 4,                July 3,
                                                                    1998                   1999
                                                              ------------------      ----------------
Net income (loss)                                           $          5,699,292   $ (      11,067,938)

Other comprehensive income (loss), net of tax:
   Currency translation adjustment                           (           288,751)             237,068
                                                              ------------------      ----------------

Comprehensive income (loss)                                 $          5,410,541   $ (      10,830,870)
                                                              ==================      ================


The accompanying notes are an integral part of the consolidated financial statements.


                   GLENOIT CORPORATION AND SUBSIDIARIES
              (A WHOLLY-OWNED SUBSIDIARY OF GLENOIT UNIVERSAL, LTD.)
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                              Six Months Ended
                                                                                   --------------------------------------

                                                                                      July 4,                July 3,
                                                                                        1998                  1999
                                                                                   ---------------       ----------------
Cash flows from operating activities:
     Net income (loss)                                                            $     5,699,292        (    11,067,938)
     Adjustments to reconcile net income (loss) to net cash
        used in operating activities:
          Depreciation and amortization                                                 2,752,047              6,026,655
          Restructuring charge                                                                  -             13,100,000
          Stock compensation                                                              100,000                      -
          Loss (gain) on sale of property and equipment                                    16,305        (        50,439)
          Effect of foreign currency exchange rate                                 (      288,751)               382,367
          Changes in operating assets and liabilities:
             Trade and other receivables                                           (   22,940,129)       (    16,438,383)
             Inventories                                                           (    4,127,741)       (    17,547,663)
             Prepaid expenses and other assets                                     (      658,135)       (       849,692)
             Due to Holdings                                                            2,302,845        (     2,065,380)
             Accounts payable                                                           3,489,859              5,227,694
             Accrued expenses and other liabilities                                     2,294,223        (     3,478,525)
                                                                                   ---------------       ----------------
               Net cash used in operating activities                               (    11,360,185)      (    26,761,304)
                                                                                   ---------------       ----------------

Cash flows from investing activities:
   Purchases of acquired businesses, net of cash acquired                                       -        (    59,548,691)
   Purchases of and additions to property, plant and equipment                     (   10,920,042)       (     4,371,728)
   Proceeds from sale of property and equipment and refunds of
          deposits                                                                         41,392                436,856
                                                                                   ---------------       ----------------
               Net cash used in investing activities                               (   10,878,650)       (    63,483,563)
                                                                                   ---------------       ----------------

Cash flows from financing activities:
   Payments on capital lease obligations                                           (      339,417)                    -
   Proceeds from line of credit and issuance of debt, net                              22,000,000             95,875,669
   Advances on notes receivable - related parties                                  (       89,300)                    -
   Payments for financing costs                                                                          (     5,035,046)
                                                                                   ---------------       ----------------
               Net cash provided by financing activities                               21,571,283             90,840,623
                                                                                   ---------------       ----------------

               Net increase (decrease) in cash and cash equivalents                (      667,552)               595,756

Cash and cash equivalents at beginning of period                                        1,072,280                339,700
                                                                                   ---------------       ----------------

Cash and cash equivalents at end of period                                        $        404,728      $        935,456
                                                                                   ===============       ================


The accompanying notes are an integral part of the consolidated financial statements.

                      GLENOIT CORPORATION AND SUBSIDIARIES
             (A WHOLLY-OWNED SUBSIDIARY OF GLENOIT UNIVERSAL, LTD.) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.       SIGNIFICANT ACCOUNTING POLICIES

         BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements of Glenoit Corporation and subsidiaries (collectively the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six-month period ended July 3, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending January 1, 2000. The unaudited financial statements should be read in conjunction with the audited financial statements and footnotes thereto for the fiscal year ended January 2, 1999.

         CONSOLIDATION

         Prior to September 1997, the accompanying financial statements included the accounts of Glenoit Corporation and its wholly-owned subsidiaries Glenoit Mills, Inc. ("Mills"), Tarboro Properties, Inc. ("Tarboro"), and Glenoit Asset Corporation, Inc. ("Glenoit Asset Corporation"). In September 1997, Glenoit Corporation merged with Mills and Tarboro. In addition, Glenoit Corporation's newly formed wholly-owned subsidiary, Glenoit Corporation of Canada ("Glenoit Canada") acquired the assets of Collins & Aikman Canada Inc. On October 2, 1998, the Company acquired all the capital stock of American Pacific Enterprises, Inc. On February 12, 1999, the Company acquired all the outstanding shares of capital stock of Ex-Cell Home Fashions, Inc. (See Note 7). Accordingly, at July 3, 1999, the accompanying financial statements include the accounts of Glenoit Corporation and its wholly-owned subsidiaries Glenoit Canada, American Pacific Enterprises, Inc., Glenoit Asset Corporation and Ex-Cell Home Fashions, Inc. The Company is a wholly-owned subsidiary of Glenoit Universal, Ltd. ("Holdings").

                      GLENOIT CORPORATION AND SUBSIDIARIES
             (A WHOLLY-OWNED SUBSIDIARY OF GLENOIT UNIVERSAL, LTD.) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.       SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133"). SFAS No. 133 establishes standards related to the recording and reporting of derivative instruments. The FASB recently delayed the required implementation of SFAS No. 133 until fiscal year 2001. The Company recently entered into an interest rate hedge agreement but has yet to determine any future impact of SFAS No. 133.

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

3.       INVENTORIES

         Inventories are summarized as follows:

                                                 January 2,          July 3,
                                                   1999               1999
                                            -----------------  -----------------
                                                                    (Unaudited)

        Raw Materials                             $2,843,387         $9,743,610
        Work-in-process                            1,933,812         12,976,649
        Finished goods                            14,956,843         32,599,854
                                            -----------------  -----------------

                  Total inventories              $19,734,042        $55,320,113
                                            =================  =================

                      GLENOIT CORPORATION AND SUBSIDIARIES
             (A WHOLLY-OWNED SUBSIDIARY OF GLENOIT UNIVERSAL, LTD.) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.       LONG-TERM DEBT

         As of January 2, 1999 and July 3, 1999, long-term debt consisted of the following:

                                                 January 2,           July 3,
                                                   1999                1999
                                                   ----                ----
                                                                    (unaudited)

            Senior credit facility              $65,707,499        $161,583,168
            11% Senior subordinated notes        95,000,000          95,000,000
                                               ------------        ------------
                 Total long-term debt           160,707,499         256,583,168
            Less current portion                          -        (161,583,168)
                                               ------------        ------------
                                               $160,707,499        $ 95,000,000
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

                      GLENOIT CORPORATION AND SUBSIDIARIES
             (A WHOLLY-OWNED SUBSIDIARY OF GLENOIT UNIVERSAL, LTD.) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.         LONG TERM DEBT (CONTINUED)

         As further discussed in Note 7, the Company acquired all outstanding shares of capital stock of Ex-Cell Home Fashions, Inc. on February 12, 1999. In connection with that acquisition, the Company amended and restated the Facility to increase the borrowing availability to $200 million. The additional availability was reduced to $175 million in connection with the June, 1999 amendment discussed below and is currently comprised of (i) $65.0 million as the Working Capital Commitment, subject to the Borrowing Base as defined, (ii) $40.0 million Term A loan and (iii) $70.0 million Term B loan. The borrowings under both the Working Capital Commitment and Term A loan, as amended, bear interest at the Base Rate plus 2.25% or the Eurodollar Rate plus 3.50%. Advances under the Term B loan bear interest at the Base Rate plus 3.00% or the Eurodollar Rate plus 4.25%. Beginning in July 1999, the interest rate charged on the Term A and Working Capital Commitment borrowings could decrease by 1.0% if certain financial ratios are met. Principal payments on the Term A and Term B loans begin on September 30, 1999 at a total of $1.7 million per quarter and increase over the lives of the loans. Borrowings under the Term A loan and Working Capital Commitment are required to be fully repaid by December 31, 2003 and borrowings under the Term B loan are required to be fully repaid by June 30, 2004. On the date of the Ex-Cell acquisition, the Term A and Term B loans were fully drawn. The bank also extended up to a total of $5 million in letters of credit to the Company; however, the amount is limited to the amount of the unused Working Capital Commitment. At July 3, 1999, the Company had approximately $51.6 million outstanding under the Working Capital Commitment, and approximately $11.7 million available under the Working Capital Commitment.

         The Facility and Senior Subordinated Notes have various covenants, as well as cross-acceleration provisions, that require the Company to: maintain key financial ratios, restrict corporate borrowings, limit the Company's ability to pay dividends, limit the type and amount of certain investments which may be undertaken by the Company, limit the Company's disposition of assets, limit the Company's ability to enter into operating and capital leases, and restrict the Company's ability to issue shares of its stock.


         As of June 29, 1999, the Company's senior lenders waived the Company's requirement to maintain and meet certain financial covenants contained in the Facility for the period ending July 3, 1999. In connection with obtaining the waiver, the Working Capital Commitment was reduced from $90 million to $65 million and certain financial covenants were amended including an amendment to require monthly testing of the Company's total leverage and senior leverage ratios. The Company was not in compliance with these ratios for the month of July, 1999 and, accordingly, received a waiver for such non-compliance as well as amended the August, 1999 and September, 1999 covenants on August 20, 1999. Based on the Company's operating results and current business environment, it is likely that the Company will not be in compliance with existing financial covenants in future periods including the month ending October 30, 1999. Therefore, in accordance with generally accepted accounting principles, all amounts outstanding under the Facility have been classified as current liabilities. The Company is currently not permitted to borrow more than $56 million under the Working Capital Commitment, however, management believes that the Company has sufficient liquidity from current cash holdings and seasonal cashflows from operations to meet forecasted cash requirements for the remainder of 1999. The Company is seeking additional amendments to the Facility to conform the financial ratios contained therein to the Company's revised business plan.

                      GLENOIT CORPORATION AND SUBSIDIARIES
             (A WHOLLY-OWNED SUBSIDIARY OF GLENOIT UNIVERSAL, LTD.) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.   LONG-TERM DEBT (CONTINUED)

         While the Company's relationship with its senior lenders has been good and discussions are ongoing, there can be no assurance that the Company will obtain the necessary amendments or as to the terms thereof. The failure to obtain the necessary amendments could have a material negative effect on the Company's liquidity as it would be forced to seek alternative financing and to consider additional strategic options. The Company is currently in compliance with the requirements of the indenture governing the Senior Subordinated Notes.

         During June 1999, the Company entered into an interest rate cap agreement which caps the maximum Eurodollar rate to be paid by the Company at 6.5% on an $82.5 million notional amount. The Company paid approximately $820,000 to enter into this agreement.

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

         The following tables present summarized balance sheet information of Glenoit Corporation, the Subsidiary Guarantors, and Glenoit Canada as of July 3, 1999 and the related summarized operating statement and cash flow statement information for the period then ended. The Company believes that separate financial statements and other

                      GLENOIT CORPORATION AND SUBSIDIARIES
             (A WHOLLY-OWNED SUBSIDIARY OF GLENOIT UNIVERSAL, LTD.) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.   LONG-TERM DEBT (CONTINUED)
         disclosures regarding the Subsidiary Guarantors, are not material to investors. Summarized balance sheet information, in thousands, as of July 3, 1999 is as follows (unaudited):

                                         Glenoit    Subsidiary
                                      Corporation   Guarantors   Eliminations  Sub-total     Canada   Eliminations Consolidated
Cash and cash equivalents ...........  $     (30)         518                       488          447                       935
Accounts and other  receivables,
  net ...............................     29,149       18,315                    47,464        3,237                    50,701
Inventories .........................      9,690       44,389                    54,079        1,241                    55,320
Other current assets ................      3,234          333           --        3,567           76           --        3,643
                                       ---------    ---------    ---------    ---------    ---------    ---------    ---------
     Total current assets ...........     42,043       63,555            0      105,598        5,001            0      110,599
Property, plant and equipment, net ..     42,914       17,782                    60,696        9,989                    70,685
Other assets ........................    174,302       84,809     (183,608)      75,503          384      (13,728)      62,159
                                       ---------    ---------    ---------    ---------    ---------    ---------    ---------
     Total assets ...................    259,259      166,146     (183,608)     241,797       15,374      (13,728)     243,443
                                       =========    =========    =========    =========    =========    =========    =========

Accounts payable ....................      6,363        5,778                    12,141        1,068                    13,209
Other current liabilities ...........    164,019       13,746           --      177,765        1,020           --      178,785
                                       ---------    ---------    ---------    ---------    ---------    ---------    ---------
     Total current liabilities ......    170,382       19,524            0      189,906        2,088            0      191,994
Long-term debt ......................    136,490                   (41,490)      95,000        4,117       (4,117)      95,000
Other long-term liabilities .........      8,960        4,504                    13,464           26                    13,490
Stockholders equity (deficit) .......    (56,573)     142,118     (142,118)     (56,573)       9,143       (9,611)     (57,041)
                                       ---------    ---------    ---------    ---------    ---------    ---------    ---------
     Total liabilities and equity ...    259,259      166,146     (183,608)     241,797       15,374      (13,728)     243,443
                                       =========    =========    =========    =========    =========    =========    =========

     Summarized operating statements information, in thousands, for the six months ended July 3, 1999 is as follows:

                                                 Glenoit  Subsidiary                             Glenoit
                                             Corporation  Guarantors  Eliminations Sub-total      Canada  Eliminations Consolidated
Net sales ...................................   $ 60,150      69,795                 129,945       6,211                 136,156
Cost of sales ...............................     44,856      47,317          --      92,173       4,744          --      96,917
                                                --------    --------    --------    --------    --------    --------    --------
Gross profit ................................     15,294      22,478           0      37,772       1,467           0      39,239
Operating expenses ..........................     25,540      18,731                  44,271         651                  44,922
Royalty income (expense) ....................      3,942      (3,942)         --           0          --          --          --
                                                --------    --------    --------    --------    --------    --------    --------
Income (loss) from operations ...............    (14,188)      7,689           0      (6,499)        816           0      (5,683)
Interest expense (income) ...................     12,280        (982)                 11,298          94                  11,392
Other expense (income) ......................     (5,422)        (55)      5,530          53         (90)        520         483
Income taxes(benefit) .......................     (9,978)      3,196         ---      (6,782)        292          --      (6,490)
                                                --------    --------    --------    --------    --------    --------    --------
     Net income(loss) .......................    (11,068)      5,530      (5,530)    (11,068)        520        (520)    (11,068)
                                                ========    ========    ========    ========    ========    ========    ========

     Summarized cash flow statement information, in thousands, for the six months ended July 3, 1999 is as follows:

                                      Glenoit   Subsidiary                          Glenoit
                                   Corporation Guarantors   Eliminations Sub-total  Canada   Eliminations  Consolidated


Cashflows from operating
   activities .......................  $(20,536)     (5,273)                (25,809)       (952)               $(26,761)
Cashflows used in investing
    activities ......................   (61,699)     (1,060)                (62,759)       (725)                (63,484)
Cashflows from financing activities..    82,166       6,672                  88,838       2,002                  90,840
                                       --------    --------    -------      -------    --------   --------     --------
Net increase(decrease) in cash ......       (69)        339           0         270         325           0         595
Cash at beginning of period .........        39         179          --         218         122          --         340
                                       --------    --------    --------    --------    --------    --------    --------


Cash at end of period ...............  $   (30)   $     518           0    $    488   $     447           0    $    935
                                       =======    =========    ========    ========    ========    ========    ========

                      GLENOIT CORPORATION AND SUBSIDIARIES
             (A WHOLLY-OWNED SUBSIDIARY OF GLENOIT UNIVERSAL, LTD.) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.       LONG-TERM DEBT (CONTINUED)

     Summarized operating statements information, in thousands, for the six months ended July 4, 1998 is as follows:

                                                   Glenoit                 Consolidated
                                      Glenoit       Asset                    Domestic     Glenoit
                                    Corporation  Corporation   Eliminations Operations    Canada  Eliminations Consolidated
Net sales ...........................    81,145                              81,145       6,795                  87,940
Cost of sales .......................    54,025            0           0     54,025       5,128          0       59,153
                                        -------      -------     -------    -------      -------   -------      -------
Gross profit ........................    27,120            0           0     27,120       1,667                  28,787
Operating expenses ..................    12,389            5                 12,394         732                  13,126
Royalty income (expense) ............    (5,083)       5,083           0          0           0          0            0
                                        -------      -------     -------    -------     -------    -------      -------
Income from operations ..............     9,648        5,078                 14,726         935          0       15,661
Interest expense (income) ...........     7,422       (1,099)                 6,323          (7)                  6,316
Other expense (income) ..............    (4,272)                   4,015       (257)        (10)       590          323
Income taxes ........................       799        2,162           0      2,961         362          0        3,323
                                        -------      -------     -------    -------     -------    -------      -------

Net income ..........................     5,699        4,015      (4,015)     5,699         590       (590)       5,699
                                        =======      =======     =======    =======     =======    =======      =======


Summarized cash flow statement information, in thousands, for the six months ended July 4, 1998 is as follows:

                                                                                Consolidated
                                        Glenoit     Glenoit Asset                Domestic      Glenoit
                                      Corporation    Corporation   Eliminations  Operations    Canada   Eliminations Consolidated

Cashflows from operating activities .   (17,790)        6,175                      (11,615)       255                  (11,360)
Cashflows used in investing
    activities ......................    (8,019)                                    (8,019)    (2,860)                 (10,879)
Cashflows from financing activities .    24,874        (6,168)             0        18,706      2,866           0       21,572
                                        -------       -------        -------       -------    -------     -------      -------
Net increase (decrease) in cash .....      (935)            7                         (928)       261                     (667)
Cash at beginning of period .........       651            76              0           727        345           0        1,072
                                        -------       -------        -------       -------    -------     -------      -------
Cash at end of period ...............      (284)           83              0          (201)       606           0          405
                                        =======       =======        =======       =======    =======     =======      =======

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

         Holdings has obligations with a face amount of approximately $29.6 million, bearing interest at stated rates between 5% to 12.5%, to shareholders ("Shareholder Notes") with principal due in 2004 and 2005. These obligations are not reflected in the Company's accompanying balance sheets or income statements. Subject to existing debt restrictions, Shareholder Notes with a face amount of approximately $9.7 million contain certain acceleration clauses. At the option of Holdings, subject to the Company's existing debt restrictions, the interest may be paid by the issuance of additional notes or in cash.

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

                      GLENOIT CORPORATION AND SUBSIDIARIES
             (A WHOLLY-OWNED SUBSIDIARY OF GLENOIT UNIVERSAL, LTD.) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

7.       ACQUISITIONS

         On October 2, 1998, the Company acquired all the capital stock of American Pacific Enterprises, Inc. ("APE") for approximately $39.1 million, including fees and expenses, subject to post-closing adjustments. In addition, approximately $16.6 million of indebtedness of APE was extinguished by the Company in connection therewith. The purchase agreement also includes additional payments to the former owners of APE if certain earning targets for APE's operations are met during 1998 and 1999. For fiscal 1998, approximately $12.3 million was paid to the former owners and current employees during April 1999. Of this amount, approximately $3.5 million was paid to current employees. The remaining $8.8 million was recorded as additional purchase price. A portion of any payments to be made related to 1999 earnings may be recorded as compensation expense during 1999. Through July 3, 1999, the Company has recorded approximately $1.7 million as compensation expense associated with APE's forecasted 1999 results. APE is a leading designer, importer and marketer of decorative textile home furnishings, principally quilts and specialty decorative bedding items. The acquisition has been accounted for as a purchase. The preliminary purchase price allocation attributed approximately $31.8 million to net working capital items, approximately $1.3 million to property, plant and equipment and approximately $22.6 million to goodwill. Goodwill is being amortized over 25 years.

         On February 12, 1999, the Company acquired all the outstanding shares of capital stock of Ex-Cell Home Fashions, Inc. ("Ex-Cell") in a single transaction for approximately $43.4 million, including fees and expenses, subject to post-closing adjustment. In addition, approximately $6.9 million of indebtedness of Ex-Cell was extinguished by the Company in connection therewith. The acquisition has been accounted for as a purchase. The preliminary purchase price allocation attributed approximately $14.7 million to net working capital items, approximately $23.3 million to property, plant and equipment, $7.1 million to long term liabilities including deferred income taxes and approximately $19.4 million to goodwill.
         Goodwill is being amortized over 25 years.

         The following unaudited proforma summary of consolidated results of operations have been prepared as if the acquisitions of APE and Ex-Cell occurred at the beginning of the periods presented. In connection with the allocation of purchase price, the Company wrote up APE's inventory by approximately $3.4 million. This write-up of inventory negatively impacted gross margin during the Company's fourth quarter of 1998 as that inventory was sold. This one-time nonrecurring adjustment of $2.0 million, net of tax, is not reflected in the proforma results presented below. In connection with the allocation of purchase price, the Company wrote up Ex-Cell's inventory by approximately $2.5 million. This write-up will negatively impact gross margin during the Company's first nine months of 1999. The impact of this write-up is not reflected in the proforma results presented below. Certain costs associated with the former shareholders of Ex-Cell are also excluded from the proforma results.

                      GLENOIT CORPORATION AND SUBSIDIARIES
             (A WHOLLY-OWNED SUBSIDIARY OF GLENOIT UNIVERSAL, LTD.) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

7.       ACQUISITIONS (CONTINUED)

                                                    Six Months Ended
                                           --------------------------------
                                               July 4,            July 3,
                                                1998               1999
                                           --------------     -------------
                                                   (Unaudited)
                Net sales                   $152,800,000       $145,000,000
                                            ============       ============
                Net income (loss)             $5,700,000      $(10,100,000)
                                              ==========      =============


         These proforma results do not purport to be indicative of the results that would have actually been obtained if APE and Ex-Cell had been acquired as of January 4, 1998.

8.       RESTRUCTURING CHARGE

         On February 25, 1999, the Company's Board of Directors approved a plan to consolidate its manufacturing operations of the Fabric Division into its facilities located in North Carolina and Canada. In connection with this activity, the Company discontinued operations at its leased Tennessee facility and terminated substantially all of the associates at that facility. The Company ceased substantially all operations in the facility on or about May 28, 1999. During the first quarter of fiscal 1999, the Company recorded a restructuring charge totaling $13.1 million of which $3.2 million related to the write-off of goodwill, $1.8 million to cover the write-down of machinery and equipment to fair market value and the remainder for the cost of operating leases and severance and other personnel costs related to the termination of approximately 225 associates. The components of the reserves for this facility are as follows (in thousands):

                                                  Original Reserve         Usage      Remaining Reserve
                                                  ----------------         -----      -----------------

Anticipated expenditures related to                     $ 7,323          $  (268)          $7,055
operating leases for plant and equipment
Anticipated severance benefits                              850             (339)             511
                                                        -------          -------           ------
                                                        $ 8,173          $  (607)          $7,566
                                                        =======          =======           ======

                      GLENOIT CORPORATION AND SUBSIDIARIES
             (A WHOLLY-OWNED SUBSIDIARY OF GLENOIT UNIVERSAL, LTD.) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

9.       OPERATING SEGMENTS

         DESCRIPTION OF SEGMENTS

         Subsequent to the APE and Ex-Cell acquisitions, the Company has two operating divisions: (1) Fabric Division ("Fabric"), manufacturer and distributor of fabric for the apparel, automotive and home furnishing industries and (2) Decorative Home Furnishings, which manufactures, imports and distributes decorative textile home furnishings to all major specialty and broadline retail distribution channels. Decorative Home Furnishing products include specialty bedding items, shower curtains, household rugs, decorative pillows and table linens. All amounts shown below are in thousands.

                                                      Second Quarter Ended
                                                ------------------------------
                                                  July 4,             July 3,
                                                   1998                1999
                                                --------            --------
     Net Sales
     Fabric                                     $ 37,860            $ 25,631
     Decorative Home Furnishings                  11,300              56,354
     Interdivisional                                --                  (711)
                                                --------            --------
          Consolidated                          $ 49,160            $ 81,274
                                                ========            ========


Operating income (loss)
     Fabric                                     $ 10,590            $  4,580
     Decorative Home Furnishings                   1,947               4,990
     Corporate/Other                              (2,186)             (2,321)
                                                --------            --------
          Consolidated                          $ 10,351            $  7,249
                                                ========            ========

Depreciation and amortization
     Fabric                                     $    891            $  1,060
     Decorative Home Furnishings                     205               1,601
     Corporate/Other                                 366                 549
                                                --------            --------
          Consolidated                          $  1,462            $  3,210
                                                ========            ========

                      GLENOIT CORPORATION AND SUBSIDIARIES
             (A WHOLLY-OWNED SUBSIDIARY OF GLENOIT UNIVERSAL, LTD.) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

9.       OPERATING SEGMENTS (CONTINUED)

                                               Six Months Ended
                                          --------------------------
                                              July 4,     July 3,
                                                 1998        1999
                                             --------    --------
         Net Sales
             Fabric ......................   $ 66,381    $ 40,148
             Decorative Home Furnishings .     21,559      96,720
             Interdivisional .............       --          (711)
                                             --------    --------
                  Consolidated ...........   $ 87,940    $136.157
                                             ========    ========


        Operating income (loss)
             Fabric ......................   $ 16,612    $ (8,832)
             Decorative Home Furnishings .      3,429       7,377
             Corporate/Other .............     (4,380)     (4,228)
                                             --------    --------
                  Consolidated ...........   $ 15,661    $ (5,683)
                                             ========    ========

        Depreciation and amortization
             Fabric ......................   $  1,615    $  2,227
             Decorative Home Furnishings .        406       2,539
             Corporate/Other .............        731       1,261
                                             --------    --------
                  Consolidated ...........   $  2,752    $  6,027
                                             ========    ========


                                                                 July 3,
                                                                  1999
                                                               --------

        Inventory and accounts receivable
            Fabric...............................               $28,431
            Decorative Home Furnishings..                        74,997
                                                               --------
                 Consolidated...................               $103,428
                                                               ========


     Note 4 identifies sales and assets of the Company's Canadian operation. There were no other material sales or assets outside of the United States.

10.      FACTORING RECEIVABLES

         Under an agreement with a third party, Ex-Cell, subject to credit approval, assigns and sells substantially all its accounts receivable without recourse. In instances where credit approval has not been received prior to shipment, the risk of collectibility is retained by Ex-Cell. As of July 3, 1999, there were no factored receivables with recourse.

         Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

On December 13,1995, Glenoit Universal, Ltd. ("Holdings") formed a wholly owned subsidiary, Glenoit Corporation (the Company), formerly Glenoit Intermediate, Inc. and exchanged all of the issued and outstanding stock of Glenoit Mills, Inc. and subsidiary ("Mills") for all of the issued and outstanding shares of common stock of Glenoit Corporation. During 1997, Mills was merged into the Company. The Company has two operating segments: (i) a domestic manufacturer and marketer of specialty fabrics, primarily for the apparel industry, known as "sliver-knit" pile fabrics ("Fabric Division") and (ii) Decorative Home Furnishings which manufactures, imports and distributes decorative textile home furnishings. The Company's two most recent acquisitions, American Pacific Enterprises and Ex-Cell Home Fashions, Inc., are part of the Decorative Home Furnishings segment.

RECENT DEVELOPMENTS

On October 2, 1998, the Company acquired all the capital stock of American Pacific Enterprises, Inc. ("APE") for approximately $39.1 million, including fees and expenses, subject to post-closing adjustment. In addition, approximately $16.6 million of indebtedness of APE was extinguished by the Company in connection therewith. In addition, the Company paid the former shareholders approximately $8.8 million and certain employees approximately $3.5 million during April 1999 in connection with the acquisition agreement. APE is a leading designer, importer and marketer of decorative textile home furnishings, principally quilts and decorative bedding items. The Company believes that the acquisition of APE will expand its current product offerings to large retailers, further penetrate the specialty retailing segment and diversify product sourcing capabilities beyond North America to include Chinese suppliers.

On February 12, 1999, the Company acquired all the outstanding shares of capital stock of Ex-Cell Home Fashions, Inc. ("Ex-Cell") in a single transaction for approximately $43.4 million, subject to post-closing adjustments. In addition, approximately $6.9 million of debt of Ex-Cell was extinguished in connection therewith. Ex-Cell is engaged in the design, manufacture, importation and distribution of textile home furnishings, principally shower curtains, table linens, and decorative pillows. As a result of these acquisitions, the Company believes it has transformed itself from a specialty textile manufacturer focused on profitable niche segments to a diversified manufacturer and distributor of consumer goods, with the majority of its revenues derived from the home textile market.

On February 25, 1999, the Company's Board of Directors approved a plan to consolidate its manufacturing operations of the Fabric Division into its facilities located in North Carolina and Canada. In connection with this activity, the Company discontinued all operations at its leased Tennessee facility and terminated substantially all of the associates at that facility. During the first quarter of fiscal 1999, the Company recorded a restructuring charge totaling $13.1 million to cover the estimated costs associated with the closing of that facility including the cost of operating leases, the write-off of the related goodwill, the write-down of machinery and equipment to fair market value and severance and other personnel costs. Substandard performance of the Company's Fabric Division has resulted in certain covenant defaults under the Company's senior credit facility. See "Liquidity and Capital Resources" below.



RESULTS OF OPERATIONS

Net sales for the quarter ended July 3, 1999, increased to $81.3 million or 65.3 % compared to $49.2 million during the comparable quarter in the prior year. The increase in net sales occurred in the Decorative Home Furnishings segment which increased from $11.3 million in the second quarter of 1998 to $56.4 million in 1999. The increase in net sales is substantially attributable to the acquisitions of APE and Ex-Cell which generated combined sales of $41.8 million during the second quarter of 1999. These increases in sales of home furnishing items were slightly offset by a decline in sales of the Fabric Division to $25.6 million from $37.9 million. This decrease was due to continued softness in the product category as a result of unseasonably warm weather and the continued influx of low priced apparel products, mainly from Asia.

Net sales for the six months ended July 3, 1999 increased to $136.2 million from $87.9 million in the first half of 1998. The increase was the result of the sales growth of the Decorative Home Furnishing segment. APE and Ex-Cell generated a total of $69.8 million for that period. Year-to-date sales for the Fabric Division declined to $40.1 million from $66.4 million in the first half of 1998.

Gross profit for the quarter ended July 3, 1999 was $24.8 million or 30.5% of net sales compared to $17.2 million or 35.1% of net sales for the same period last year. The increase of $7.6 million relates to an increase in sales in the Decorative Home Furnishings segment which benefited from the inclusion of APE and Ex-Cell's operating results which combined contributed $13.3 million of gross profit in the second quarter of 1999. Gross margin was negatively impacted by $1.1 million of additional cost of sales related to the sale of Ex-Cell's inventory that had been written up at the time of acquisition in accordance with generally accepted accounting principles. As a result of the significant decline in sales, the Fabric Division's gross margin decreased to $7.4 million from $13.6 million. The Fabric Division's results were negatively impacted by the decreased volume which resulted in a low absorption of overhead costs.

Gross profit for the first half of 1999 was $39.2 million as compared to $28.8 million in 1998. The increase in gross profit was related to the Decorative Home Furnishings segment and the acquisitions of APE and Ex-Cell. Gross margin was negatively impacted by $1.7 million year-to-date July 3, 1999 as a result of Ex-Cell's inventory write-up. These gains were offset by the decrease in gross profit in the Fabric Division to $9.1 million in 1999 from $22.1 million for the first half of 1998.

Operating expenses for the quarter ended July 3, 1999, were $17.6 million compared to $6.9 million in the first quarter of the prior year. Operating expenses for the six months ended July 3, 1999 totaled $44.9 million as compared to $13.1 million for 1998. Dollar increases in 1999 relate to the operating expenses of APE and Ex-Cell which totaled $10.4 million and $18.7 million for the second quarter and first six months of 1999, respectively. These expenses include $.5 million and $1.0 million respectively, of goodwill amortization specific to APE and Ex-Cell as well as $ .6 million and $1.7 million, respectively, of incentive compensation charges directly attributable to the APE acquisition agreement. Operating expenses for 1999 include a $13.1 million restructuring charge recorded in the first quarter related to the consolidation of manufacturing facilities in the Fabric Division as discussed in "Recent Developments".

The Company reported operating income of $7.2 million for the second quarter ended July 3, 1999 compared to operating income of $ 10.4 million in the prior year and an operating loss of $5.7 million for the first half of 1999 as compared to income of $15.7 million in 1998 as a result of factors described above.

Interest expense for the quarter ended July 3, 1999, was $6.3 million compared to $3.3 million for the same period last year. Year-to-date interest expense in 1999 was $11.4 million compared to $6.3 million in 1998. Interest expense has increased due to higher levels of debt as a result of the APE and Ex-Cell acquisitions.

Net income for the quarter ended July 3, 1999, was $ .5 million compared to net income of $4.3 million the prior year. Net loss for the six months ended July 3, 1999 was $11.1 million compared to net income of $5.7 million the prior year.



LIQUIDITY AND CAPITAL RESOURCES


The Company relies on internally generated cash flow from operations, supplemented by borrowings under its senior credit facility and vendor financing to meet its debt service requirements, capital expenditures and working capital needs. The Company is highly leveraged.

On April 1, 1997, the Company issued $100 million of senior subordinated notes (the "Notes"). Concurrently with the issuance of the Notes, the Company entered into a $70 million senior credit facility ("the New Credit Facility") with a syndicate of lenders led by BNP, pursuant to which the Company obtained available credit (i) up to $45.0 million for working capital and general corporate purposes (the "Working Capital Commitment"), subject to a Borrowing Base, and (ii) up to $25.0 million for acquisitions (the "Acquisition Commitment"). The Company also prepaid all outstanding indebtedness under the Old Facility. On October 2, 1998, the new Credit Facility was amended to increase the Acquisition Commitment to $76 million. On October 2, 1998, the Company borrowed approximately $55.7 million under the Acquisition Commitment in connection with the APE Acquisition. In connection with the acquisition of Ex-Cell, the Company amended and restated the New Credit Facility to increase its borrowing availability to $200 million. This additional availability was reduced to $175 million in connection with the June, 1999 amendment discussed below and is currently comprised of (i) $65 million as the Working Capital Commitment, subject to the Borrowing Base, as defined, (ii) $40 million Term A loan, and (iii) $70 million Term B loan. Principal payments under the Term A and Term B loans begin on September 30, 1999 at a total of $1.7 million per quarter and increase over the life of loans. Borrowings under the Term A loan and Working Capital Commitment are required to be fully repaid by December 31, 2003 and borrowings under the Term B loan are required to be fully repaid by June 30, 2004. On the date of the Ex-Cell acquisition, both the Term A and Term B loans were fully drawn. At July 3, 1999, there were borrowings of approximately $51.6 million under the Working Capital Commitment and approximately $11.7 million available to borrow under the Working Capital Commitment. A more detailed description of the senior subordinated notes and the senior credit agreement may be found in the notes to consolidated financial statements. Ex-Cell has a factoring arrangement whereby substantially all of its accounts receivable are assigned and sold without recourse.

As of June 29, 1999, the Company's senior lenders waived the Company's requirement to maintain and meet certain financial covenants contained in the New Credit Facility for the period ending July 3, 1999. In connection with obtaining the waiver, the Working Capital Commitment was reduced from $90 million to $65 million and certain financial covenants were amended including an amendment to require monthly testing of the Company's total leverage and senior leverage ratios. The Company was not in compliance with these ratios for the month of July, 1999 and, accordingly, received a waiver for such non-compliance as well as amended the August, 1999 and September, 1999 covenants on August 20, 1999. Based on the Company's operating results and current business environment, it is likely that the Company will not be in compliance with existing financial covenants in future periods including the month ending October 30, 1999. Therefore, in accordance with generally accepted accounting principles, all amounts outstanding under the New Credit Facility have been classified as current liabilities. The Company is currently not permitted to borrow more than $56 million under the Working Capital Commitment, however, management believes that the Company has sufficient liquidity from current cash holdings and seasonal cashflows from operations to meet forecasted cash requirements for the remainder of 1999. The Company is seeking additional amendments to the New Credit Facility to conform the financial ratios contained therein to the Company's revised business plan. While the Company's relationship with its senior lenders has been good and discussions are ongoing, there can be no assurance that the Company will obtain the necessary amendments or as to the terms thereof. The failure to obtain the necessary amendment could have a material negative effect on the Company's liquidity as it would be forced to seek alternative financing and to consider additional strategic options. The Company is currently in compliance with the requirements of the indenture governing the Notes.

Principal and interest payments in respect of the Notes and the New Credit Facility represent significant liquidity requirements for the Company. In addition, the Company will be permitted (but will not be obligated) to make certain payments to Holdings, including payments (i) in respect of principal and interest of the Seller Notes, (ii) to cover certain administrative and operating expenses of Holdings and (iii) to cover certain tax liabilities allocable to the Company, subject in each case to certain conditions as described in the Notes and the New Credit Facility.

Assuming the Company is able to obtain the modifications to the New Credit Facility discussed above, the Company believes that cash generated from operations, together with vendor financing and amounts available under the New Credit Facility, will be adequate to meet its debt service requirements, capital expenditures and working capital needs for the foreseeable future, although no assurance can be given in this regard. The Company's future operating performance and ability to service or refinance the Notes and to extend or refinance its other indebtedness will be subject to future economic conditions and to financial, business and other factors beyond the Company's control.

Holdings is a holding company and as a result does not have any substantive assets or operations that generate revenues or cashflows. Accordingly, Holdings relies on the Company's distribution of dividends to meet its obligations, including interest and principal payments. As of July 3, 1999, Holdings has obligations with a face amount of $29.6 million, bearing interest at stated rates between 5% to 12.5%, to shareholders with principal due in 2004 and 2005. For further discussion see Note 5 of the Unaudited Consolidated Financial Statements.

In July 1998, Holdings settled a dispute regarding additional purchase price owed to a shareholder associated with the recapitalization in December 1995 discussed in Note 2 to the Consolidated Financial Statements as of January 3, 1998. Accordingly, Holdings paid approximately $1.9 million to the shareholder during July 1998. These funds were paid to Holdings by the Company as a dividend.

During June 1999, the Company entered into an interest rate cap agreement which caps the maximum Eurodollar rate to be paid by the Company at 6.5% on an $82.5 million notional amount. The Company paid approximately $820,000 to enter into this agreement.

During the six months ended July 3, 1999, net cash used in operating activities was $26.8 million, which resulted from the Company increasing its working capital to meet its seasonal requirements. Excluding the purchase of Ex-Cell, receivables increased by $16.4 million, inventories and other assets increased by $18.4 million. Accounts payable increased by $5.2 million related to increased raw material purchases.

CAPITAL IMPROVEMENTS

Capital expenditures for the six months ended July 3, 1999 were $4.4 million. These additions were primarily in the Decorative Home Furnishings division for advanced printing equipment and the purchase of machinery for the start-up of the Company's decorative pillow operations. Expenditures also were made for upgrades to management information systems.

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

     Due to conversions already in progress to improve operating performance, the Company believes that a failure of the IT system is unlikely and any possible failure would not result in a material adverse effect. Management expects the conversions and the review of its IT systems to be completed by October 1999 and, accordingly, a contingency plan for IT risks has not been developed. However, should the remaining review indicate a contingency plan is needed, the Company will react accordingly.

     Non-IT systems involve embedded technologies such as microcontrollers or microprocessors. Examples of Non-IT systems include telephones, security systems and computer controlled manufacturing equipment. A malfunction in one of these areas could result in the Company not being able to manufacture and ship product on time to its customers. The Company has substantially completed its review of Non-IT systems and management believes the Non-IT risks are minimal. Any costs of addressing Non-IT risks are included in normal upgrade and replacement expenditures which were planned outside of the Company's Year 2000 review. Since these risks are believed to be minimal, a contingency plan for Non-IT risks has not been developed. However, should any additional review indicate a contingency plan is needed, the Company will react accordingly.

     The Company's review of its Third Party Risk includes detailed reviews of critical relationships with suppliers and business partners, such as banking institutions and key raw material suppliers. The Third Party Risk review is ongoing and is expected to be completed by September 1999. The Company presently does not expect the risk associated with or costs of addressing the Company's Third Party Risk to be material.

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

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains certain forward-looking statements concerning the Company's operations, economic performance and financial condition, including in particular, the likelihood of the Company's success in developing and expanding its business and of maintaining financing on reasonable terms. These statements are based upon a number of assumptions and estimates, which are inherently subject to significant uncertainties and contingencies, many of which are beyond the control of the Company, and reflect future business decisions which are subject to change. Some of these assumptions inevitably will not materialize, and unanticipated events will occur which will affect the Company's results. The forward looking statements in this Form 10-Q are intended to be subject to the safe harbor protection provided by Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Act of 1934 (the "Safe Harbor Acts").

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's exposure to market risk relates to changes in interest rates and foreign currency rates. The Company entered into an interest rate cap agreement which caps the maximum Eurodollar rate to be paid by the Company at 6.5% on an $82.5 million notional amount. The Company's borrowings under its New Credit Facility bear interest rates based on either a floating Base Rate or the Eurodollar Rate. As of July 3, 1999, the Company had $161.6 million outstanding under its New Credit Facility. The Company's other borrowings consist of $95.0 million of senior subordinated debt due on April 2007 at a fixed rate of 11%. As of July 3, 1999, the average interest rate on the borrowings under the New Credit Facility was 9.1%. The definitive extent of the Company's interest rate risk under the New Credit Facility is not quantifiable or predictable because of the variability of future interest rates and borrowing requirements.

     The Company is exposed to foreign currency risk by virtue of its Canadian and Chinese operations. However, less than 10% of its annual revenues are generated by these operations. The Company feels its exposure to significant adjustments in the Canadian and Chinese currencies to be minimal. Additionally, the Company's consolidated financial statements are denominated in U.S. dollars and, accordingly, changes in the exchange rate between U.S. dollars and these two currencies affect the operating results as well as stockholder's deficit. These adjustments, to date, have not been material to the Company's consolidated balance sheet.

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

      10.10 Stock Purchase Agreement dated February 12, 1999, among Glenoit Corporation, Ex-Cell Home Fashions, Inc., Arnold Angerman, Irving Angerman, Samuel Samelson and two trusts is hereby incorporated by reference to Exhibit 2.1 of Glenoit Corporation's Form 8-K filed on February 26, 1999.
      10.11 Amendment No. 2 to the Third Amended and Restated Credit Agreement, dated as of June 29, 1999, among Glenoit Corporation, the banks, financial institutions and other institutional lenders and Banque Nationale de Paris as Agent.
      10.12 Amendment No. 3 to the Third Amended and Restated Credit Agreement, dated as of August 20, 1999, among Glenoit Corporation, the banks, financial institutions and other institutional lenders and Banque Nationale de Paris as Agent.
      21.1 Subsidiaries of Glenoit Corporation is hereby incorporated by reference to Exhibit 21.1 to Glenoit Corporation's Registration Statement on Form S-4 (Registration No. 333-42411) filed on December 16, 1997.
      27.1    Financial Data Schedule.
      27.2    Financial Data Schedule.



(b)      Reports on Form 8-K

          On February 26, 1999, the Company filed on Form 8-K information regarding the acquisition of the capital stock of Ex-Cell Home Fashions, Inc. which occurred on February 12, 1999. In addition, on April 27, 1999, the Company filed an amendment to this Form 8-K to include required financial information related to the acquisition.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:   August 23, 1999
                               GLENOIT CORPORATION


                               By /s/ LESTER D. SEARS
                                  ----------------------------------------------
                                  Lester D. Sears
                                  Executive Vice President and
                                  Chief Financial Officer
                                  (On behalf of the Registrant and as Principal Financial and Accounting Officer)




                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:   August 23, 1999
                                GLENOIT ASSET CORPORATION




                                By /s/ LESTER D. SEARS
                                 ----------------------------------------------
                                   Lester D. Sears
                                   Executive Vice President and
                                   Chief Financial Officer
                                   (On behalf of the Registrant and as Principal Financial and Accounting Officer)