Form 10-Q
period 1999-10-02
GLENOIT CORP; GLENOIT ASSET CORP
filed 1999-11-23
CIK 1047368, 1051260

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
   X     QUARTERLY  REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
  ---    EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED OCTOBER 2, 1999


                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
  ---    EXCHANGE ACT OF 1934

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

As of October 2, 1999, there were 1,000 shares of Glenoit Corporation common stock outstanding.



                    DOCUMENTS INCORPORATED BY REFERENCE: NONE

PART 1 - FINANCIAL INFORMATION

Item 1.     Financial Statements

                      GLENOIT CORPORATION AND SUBSIDIARIES
             (A WHOLLY-OWNED SUBSIDIARY OF GLENOIT UNIVERSAL, LTD.)
                           CONSOLIDATED BALANCE SHEETS


                                                                            January 2,    October 2,
                                                                                 1999          1999
                                                                           -----------  ------------
                                    ASSETS                                               (Unaudited)
Current assets:
     Cash and cash equivalents                                           $     339,700 $     760,749
     Receivables:
          Trade accounts receivable, net of allowance of $2,360,000 and     29,666,112    48,300,204
               $4,450,000 as of January 2, 1999 and October 2, 1999,
               respectively
          Other receivables                                                    364,996     4,852,327
     Inventories                                                            19,734,042    56,912,311
     Due from Holdings                                                              -        613,745
     Prepaid expenses and other current assets                               3,797,479     3,661,220
                                                                           -----------   -----------

                    Total current assets                                    53,902,329   115,100,556

Property, plant and equipment, net                                          49,108,311    70,521,258

Other assets:
     Notes receivable from related party                                       266,821       251,818
     Intangible assets, net of accumulated amortization of $1,735,000 and $2,655,000 as of January 2, 1999 and October 2, 1999,
          respectively                                                      35,715,233    50,470,614
     Deferred loan costs and other, net of accumulated amortization of
          $1,181,000 and $2,337,000 as of January 2, 1999 and October 2,
          1999, respectively                                                 5,195,653     9,408,457
     Other assets                                                              510,716       957,017
                                                                           -----------   -----------

                    Total assets                                       $   144,699,063 $ 246,709,720
                                                                           ===========   ===========

The accompanying notes are an integral part of the consolidated financial statements.

                      GLENOIT CORPORATION AND SUBSIDIARIES
             (A WHOLLY-OWNED SUBSIDIARY OF GLENOIT UNIVERSAL, LTD.)
                           CONSOLIDATED BALANCE SHEETS

                                                                              January 2,            October 2,
                                                                                 1999                  1999
                                                                            ---------------       ---------------
          LIABILITIES AND STOCKHOLDER'S DEFICIT                                                    (Unaudited)
Current liabilities:
     Accounts payable                                                  $         2,888,602    $       12,514,986
     Accrued expenses                                                           21,820,034            19,678,405
     Current maturities of long-term debt                                                -           161,325,000
     Due to Holdings                                                             1,752,143                     -
                                                                            ---------------       ---------------

                    Total current liabilities                                   26,460,779           193,518,391

Long-term debt less current maturities                                         160,707,499            95,000,000
Deferred income taxes                                                            3,382,058             6,433,618
Other long-term liabilities                                                        504,196             7,011,979
                                                                            ---------------       ---------------

                    Total liabilities                                          191,054,532           301,963,988
                                                                            ---------------       ---------------

Commitments and contingencies

Stockholder's deficit:
     Common stock, $.01 par value, 1,000 shares authorized, issued
         and outstanding as of January 2, 1999 and October 2, 1999                      10                    10
     Additional paid-in capital                                                  1,461,713             1,461,713
     Accumulated deficit                                                       (46,966,633)          (56,229,244)
     Accumulated other comprehensive loss                                         (850,559)             (486,747)
                                                                            ---------------       ---------------

                    Total stockholder's deficit                                (46,355,469)          (55,254,268)
                                                                            ---------------       ---------------

                    Total liabilities and stockholder's deficit        $       144,699,063    $      246,709,720
                                                                            ===============       ===============



The accompanying notes are an integral part of the consolidated financial statements.

                      GLENOIT CORPORATION AND SUBSIDIARIES
             (A WHOLLY-OWNED SUBSIDIARY OF GLENOIT UNIVERSAL, LTD.)
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                        Three Months Ended                 Nine Months Ended
                                                ------------------------------    ------------------------------
                                                  October 3,        October 2,      October 3,        October 2,
                                                    1998               1999            1998             1999
                                                -------------    -------------    -------------    -------------
Net sales                                    $     45,126,817   $   85,978,312    $ 133,066,909    $ 222,134,884

Cost of sales                                      31,919,884       60,081,107       91,073,159      156,998,280
                                                -------------    -------------    -------------    -------------

          Gross profit                             13,206,933       25,897,205       41,993,750       65,136,604
                                                -------------    -------------    -------------    -------------

Operating expenses:
     Selling                                        3,910,112        6,494,976       11,173,760       17,944,465
     Administrative                                 2,011,487        7,992,445        6,951,888       26,325,896
     Research and development                         562,173        1,083,690        1,484,254        3,123,115
     Restructuring charge                                  --               --               --       13,100,000
                                                -------------    -------------    -------------    -------------
          Total operating expenses                  6,483,772       15,571,111       19,609,902       60,493,476
                                                -------------    -------------    -------------    -------------

Income from operations                              6,723,161       10,326,094       22,383,848        4,643,128
                                                -------------    -------------    -------------    -------------

Other income (expense):
     Interest expense                              (3,292,375)      (6,637,999)      (9,608,288)     (18,030,471)
     Amortization of deferred financing costs        (160,411)        (468,414)        (479,134)      (1,155,952)
     Other                                           (177,861)         (24,566)        (181,567)         180,786
                                                -------------    -------------    -------------    -------------
          Total other expense                      (3,630,647)      (7,130,979)     (10,268,989)     (19,005,637)
                                                -------------    -------------    -------------    -------------

Income (loss) before income taxes                   3,092,514        3,195,115       12,114,859      (14,362,509)

Income tax expense (benefit)                        1,120,985        1,389,788        4,444,038       (5,099,898)
                                                -------------    -------------    -------------    -------------

Income (loss) before extraordinary loss             1,971,529        1,805,327        7,670,821       (9,262,611)

Extraordinary loss on early extinguishment
   of debt net of tax benefit of $67,000              117,236                           117,236
                                                -------------    -------------    -------------    -------------


Net income (loss)                            $      1,854,293    $   1,805,327    $   7,553,585    $  (9,262,611)
                                                =============    =============    =============    =============


The accompanying notes are an integral part of the consolidated financial statements.

                      GLENOIT CORPORATION AND SUBSIDIARIES
             (A WHOLLY-OWNED SUBSIDIARY OF GLENOIT UNIVERSAL, LTD.)
           CONSOLIDATED STATEMENT OF STOCKHOLDER'S DEFICIT (UNAUDITED)
                    FOR THE NINE MONTHS ENDED OCTOBER 2, 1999

                                                                                      Accumulated
                      Shares of               Additional                              Other
                      Common      Common      Paid-in         Accumulated             Comprehensive
                      Stock       Stock       Capital         Deficit                 Loss                  Total
                      ----------  ----------  ------------    ------------------      ----------------      ----------------
Balance as of
   January 2, 1999        1,000     $  10    $ 1,461,713         $ (46,966,633)           $ (850,559)        $ (46,355,469)

Net loss                                                             (9,262,611)                                 (9,262,611)

Accumulated Other
   Comprehensive                                                                              363,812               363,812
   Income
                      ----------  ----------  ------------    ------------------      ----------------      ----------------

Balance as of
  October 2, 1999         1,000     $  10     $1,461,713         $ (56,229,244)           $ (486,747)        $ (55,254,268)
                      ==========  ==========  ============    ==================      ================      ================

          Consolidated Statement of Comprehensive Income (Unaudited)


                                                                           Nine Months Ended
                                                              ----------------------------------------
                                                                 October 3,             October 2,
                                                                    1998                   1999
                                                              ------------------      ----------------
Net income (loss)                                         $           7,553,585   $       (9,262,611)

Other comprehensive income (loss), net of tax:
   Currency translation adjustment                                     (693,581)             231,020
                                                              ------------------      ----------------

Comprehensive income (loss)                               $           6,860,004   $       (9,031,591)
                                                              ==================      ================


The accompanying notes are an integral part of the consolidated financial statements.

                     GLENOIT CORPORATION AND SUBSIDIARIES
              (A WHOLLY-OWNED SUBSIDIARY OF GLENOIT UNIVERSAL, LTD.)
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                            Nine Months Ended
                                                                                   -----------------------------------
                                                                                      October 3,         October 2,
                                                                                        1998               1999
                                                                                   ---------------    ----------------
Cash flows from operating activities:
     Net income (loss)                                                               $  7,553,585       $  (9,262,611)
     Adjustments to reconcile net income (loss) to net cash
        used in operating activities:
          Loss on early extinguishment of debt                                            184,624                   -
          Depreciation and amortization                                                 4,298,878           9,019,764
          Restructuring Charge                                                                  -          13,100,000
          Stock compensation                                                              100,000                   -
          Loss (gain) on sale of property and equipment                                    19,183             (50,439)
          Effect of foreign currency exchange rate                                       (693,581)            363,812
          Changes in operating assets and liabilities:
             Trade and other receivables                                              (17,275,358)        (18,890,554)
             Inventories                                                               (2,142,465)        (19,139,861)
             Prepaid expenses and other assets                                           (317,118)           (807,403)
             Due to Holdings                                                            2,602,073          (2,365,888)
             Accounts payable                                                            (958,647)          4,533,231
             Accrued expenses and other liabilities                                     4,839,579            (970,492)
                                                                                   ---------------    ----------------
               Net cash used in operating activities                                   (1,789,247)        (24,470,441)
                                                                                   ---------------    ----------------

Cash flows from investing activities:
   Purchases of acquired businesses, net of cash acquired                             (54,428,203)        (59,548,691)
   Purchases of and additions to property, plant and equipment                        (13,168,031)         (6,448,271)
   Proceeds from sale of property and equipment and refunds of
          deposits                                                                         42,042             639,706
                                                                                   ---------------    ----------------
               Net cash used in investing activities                                  (67,554,192)        (65,357,256)
                                                                                   ---------------    ----------------

Cash flows from financing activities:
   Payments on capital lease obligations                                                 (516,222)                  -
   Proceeds from line of credit and issuance of debt, net                              77,707,499          95,617,501
   Dividends paid                                                                      (1,935,871)                  -
   Advances on notes receivable - related parties                                         (84,324)                  -
   Payments for financing costs                                                          (987,121)         (5,368,755)
   Purchase of senior subordinated notes                                               (4,950,000)                  -
                                                                                   ---------------    ----------------
               Net cash provided by financing activities                               69,233,961          90,248,746
                                                                                   ---------------    ----------------

               Net increase (decrease) in cash and cash equivalents                      (109,478)            421,049

Cash and cash equivalents at beginning of period                                        1,072,280             339,700
                                                                                   ---------------    ----------------

Cash and cash equivalents at end of period                                           $    962,802          $  760,749
                                                                                   ===============    ================

The accompanying notes are an integral part of the consolidated financial statements.

                      GLENOIT CORPORATION AND SUBSIDIARIES
             (A WHOLLY-OWNED SUBSIDIARY OF GLENOIT UNIVERSAL, LTD.) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1.       SIGNIFICANT ACCOUNTING POLICIES

         BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements of Glenoit Corporation and subsidiaries (collectively the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended October 2, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending January 1, 2000. The unaudited financial statements should be read in conjunction with the audited financial statements and footnotes thereto for the fiscal year ended January 2, 1999.

         CONSOLIDATION

         Prior to September 1997, the accompanying financial statements included the accounts of Glenoit Corporation and its wholly-owned subsidiaries Glenoit Mills, Inc. ("Mills"), Tarboro Properties, Inc. ("Tarboro"), and Glenoit Asset Corporation, Inc. ("Glenoit Asset Corporation"). In September 1997, Glenoit Corporation merged with Mills and Tarboro. In addition, Glenoit Corporation's newly formed wholly-owned subsidiary, Glenoit Corporation of Canada ("Glenoit Canada") acquired the assets of Collins & Aikman Canada Inc. On October 2, 1998, the Company acquired all the capital stock of American Pacific Enterprises, Inc. On February 12, 1999, the Company acquired all the outstanding shares of capital stock of Ex-Cell Home Fashions, Inc. (See Note 7). Accordingly, at October 2, 1999, the accompanying financial statements include the accounts of Glenoit Corporation and its wholly-owned subsidiaries Glenoit Canada, American Pacific Enterprises, Inc., Glenoit Asset Corporation and Ex-Cell Home Fashions, Inc. The Company is a wholly-owned subsidiary of Glenoit Universal, Ltd. ("Holdings").

                      GLENOIT CORPORATION AND SUBSIDIARIES
             (A WHOLLY-OWNED SUBSIDIARY OF GLENOIT UNIVERSAL, LTD.) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.       SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133"). SFAS No. 133 establishes standards related to the recording and reporting of derivative instruments. The FASB recently delayed the required implementation of SFAS No. 133 until fiscal year 2000. The Company recently entered into an interest rate hedge agreement but has yet to determine any future impact of SFAS No. 133.

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

3.       INVENTORIES

         Inventories are summarized as follows:
                                                                                  January 2,           October 2,
                                                                                     1999                 1999
                                                                               -----------------    -----------------
                                                                                                         (Unaudited)
        Raw Materials                                                                $2,843,387          $10,252,080
        Work-in-process                                                               1,933,812           10,382,284
        Finished goods                                                               14,956,843           36,277,947
                                                                               -----------------    -----------------

                  Total inventories                                                 $19,734,042          $56,912,311
                                                                               =================    =================

                      GLENOIT CORPORATION AND SUBSIDIARIES
             (A WHOLLY-OWNED SUBSIDIARY OF GLENOIT UNIVERSAL, LTD.) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

 4.      LONG-TERM DEBT

         As of January 2, 1999 and October 2, 1999, long-term debt consisted of the following:

                                           January 2,     October 2,
                                             1999            1999
                                             ----            ----
                                                         (unaudited)
         Senior credit facility ......   $ 65,707,499   $161,325,000
         11% Senior subordinated notes     95,000,000     95,000,000
                                         ------------   ------------
              Total long-term debt ...    160,707,499    256,325,000
         Less current portion ........             -     161,325,000
                                         ------------   ------------
                                         $160,707,499   $ 95,000,000
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

                      GLENOIT CORPORATION AND SUBSIDIARIES
             (A WHOLLY-OWNED SUBSIDIARY OF GLENOIT UNIVERSAL, LTD.) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.         LONG TERM DEBT (CONTINUED)

         As further discussed in Note 7, the Company acquired all outstanding shares of capital stock of Ex-Cell Home Fashions, Inc. on February 12, 1999. In connection with that acquisition, the Company amended and restated the Facility to increase the borrowing availability to $200 million. The additional availability was reduced to $175 million in connection with the June, 1999 amendment discussed below and is currently comprised of (i) $65.0 million as the Working Capital Commitment, subject to the Borrowing Base as defined, (ii) $40.0 million Term A loan and (iii) $70.0 million Term B loan. The borrowings under both the Working Capital Commitment and Term A loan, as amended, bear interest at the Base Rate plus 2.25% or the Eurodollar Rate plus 3.50%. Advances under the Term B loan bear interest at the Base Rate plus 3.00% or the Eurodollar Rate plus 4.25%. Beginning in July 1999, the interest rate charged on the Term A and Working Capital Commitment borrowings could decrease by 1.0% if certain financial ratios are met. Principal payments on the Term A and Term B loans begin on September 30, 1999 at a total of $1.7 million per quarter and increase over the lives of the loans. Borrowings under the Term A loan and Working Capital Commitment are required to be fully repaid by December 31, 2003 and borrowings under the Term B loan are required to be fully repaid by June 30, 2004. On the date of the Ex-Cell acquisition, the Term A and Term B loans were fully drawn. The bank also extended up to a total of $5 million in letters of credit to the Company; however, the amount is limited to the amount of the unused Working Capital Commitment. At October 2, 1999, the Company had approximately $53.0 million outstanding under the Working Capital Commitment, and approximately $10.0 million available under the Working Capital Commitment.

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

         As of June 29, 1999, the Company's senior lenders waived the Company's requirement to maintain and meet certain financial covenants contained in the Facility for the period ending July 3, 1999. In connection with obtaining the waiver, the Working Capital Commitment was reduced from $90 million to $65 million and certain financial covenants were amended including an amendment to require monthly testing of the Company's total leverage and senior leverage ratios. The Company was not in compliance with these ratios for the month of July, 1999 and, accordingly, received a waiver for such non-compliance as well as amended the August, 1999 and September, 1999 covenants on August 20, 1999. In connection with these waivers and amendments, the Company paid a fee to the banking group of $440,0000. As a result of a temporary shutdown of two facilities in Tarboro, N. C. caused by Hurricane Floyd during September, 1999, the Company was not in

                      GLENOIT CORPORATION AND SUBSIDIARIES
             (A WHOLLY-OWNED SUBSIDIARY OF GLENOIT UNIVERSAL, LTD.) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.   LONG-TERM DEBT (CONTINUED)

         compliance with the revised covenants as of October 2, 1999 and received a waiver for such non-compliance as of October 29, 1999. On November 19, 1999, the Company received a waiver which eliminated the requirement to meet certain financial covenants for the month of October and amended existing covenants for November and December 1999 as well as created monthly covenants for January and February 2000. The waiver also eliminated previous borrowing restrictions and reinstated the original Borrowing Base limitations. The Company paid a fee to the banking group of $440,000 in connection with obtaining these waivers and amendments. Based on the Company's operating results and current business environment, it is likely the Company will not be in compliance with existing financial covenants for the month ending April 1, 2000. Therefore, in accordance with generally accepted accounting principles, all amounts outstanding under the Facility remain classified as current liabilities. The Company is seeking additional amendments to the Facility to conform the financial ratios contained therein to the Company's business plan. While the Company's relationship with its senior lenders has been good and discussions are ongoing, there can be no assurance that the Company will obtain the necessary amendments or as to the terms thereof. The failure to obtain the necessary amendments could have a material negative effect on the Company's liquidity as it would be forced to seek alternative financing and to consider additional strategic options. The Company is currently in compliance with the requirements of the indenture governing the Senior Subordinated Notes.

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

         The Senior Subordinated Notes are fully and unconditionally guaranteed, on a joint and several basis, by Glenoit Asset Corporation, American Pacific Enterprises, Inc. and, as of February 12, 1999, Ex-Cell Home Fashions, Inc. (together the "Subsidiary Guarantors"). Glenoit Asset Corporation's operations consist solely of leasing certain trademarks and other intangibles to Glenoit Corporation. Accordingly, Glenoit Asset Corporation's assets and operations consist primarily of intercompany assets and operations with Glenoit Corporation. Glenoit Canada has not guaranteed the Senior Subordinated Notes. The financial information of the subsidiary guarantors for these periods has been excluded because management believes that this information is not material to investors. Prior to its acquisition, Glenoit Canada had no operations.

                      GLENOIT CORPORATION AND SUBSIDIARIES
             (A WHOLLY-OWNED SUBSIDIARY OF GLENOIT UNIVERSAL, LTD.) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.   LONG-TERM DEBT (CONTINUED)

         The following tables present summarized balance sheet information of Glenoit Corporation, the Subsidiary Guarantors, and Glenoit Canada as of October 2, 1999 and the related summarized operating statement and cash flow statement information for the period then ended. The Company believes that separate financial statements and other disclosures regarding the Subsidiary Guarantors, are not material to investors. Summarized balance sheet information, in thousands, as of October 2, 1999 is as follows (unaudited):

                                         Glenoit  Subsidiary                           Glenoit
                                     Corporation  Guarantors  Eliminations Sub-total   Canada   Eliminations Consolidated


Cash and cash equivalents..........        $ (28)        723                     695         66                       761
Accounts and other receivables, net       25,512      23,858                  49,370      3,782                    53,152
Inventories........................       10,526      45,388                  55,914        998                    56,912
Other current assets...............        4,306        (61)            -      4,245         30            -        4,275
                                        --------    --------     --------   --------   --------     --------     --------
     Total current assets..........       40,316      69,908            0    110,224      4,876            0      115,100
Property, plant and equipment, net.       35,454      25,258                  60,712      9,809                    70,521
Other assets.......................      182,679      82,261     (190,520)    74,420        516      (13,847)      61,089
                                        --------    --------     --------   --------   --------     --------     --------
     Total assets..................      258,449     177,427     (190,520)   245,356     15,201      (13,847)     246,710
                                        ========    ========     ========   ========   ========     ========     ========

Accounts payable...................        5,977       5,947                  11,924        591                    12,515
Other current liabilities..........      163,066      16,713            -    179,779      1,224            -      181,003
                                        --------    --------     --------   --------   --------     --------     --------
     Total current liabilities.....      169,043      22,660                 191,703      1,815                   193,518
Long-term debt.....................      138,102                  (43,102)    95,000      3,871       (3,871)      95,000
Other long-term liabilities........        6,071       7,349                  13,420         26                    13,446
Stockholders equity (deficit)......     (54,767)     147,418     (147,418)   (54,767)     9,489       (9,976)     (55,254)
                                        --------    --------     --------   --------   --------     --------     --------
     Total liabilities and equity..      258,449     177,427     (190,520)   245,356     15,201      (13,847)     246,710
                                        ========    ========     ========   ========   ========     ========     ========

     Summarized operating statements information, in thousands, for the nine months ended October 2, 1999 is as follows:


                                         Glenoit  Subsidiary                           Glenoit
                                     Corporation  Guarantors  Eliminations Sub-total   Canada   Eliminations Consolidated

Net sales..........................      $91,043     120,485                 211,528     10,607                   222,135
Cost of sales......................       66,673      82,234            -    148,907      8,091            -      156,998
                                        --------    --------     --------   --------   --------     --------     --------
Gross profit.......................       24,370      38,251            0     62,621      2,516            0       65,137
Operating expenses.................       31,624      27,854                  59,478      1,016                    60,494
Royalty income (expense)...........        5,822      (5,822)           -          0          -            -            -
                                        --------    --------     --------   --------   --------     --------     --------
Income (loss) from operations......      (13,076)     16,219            0      3,143      1,500            0        4,643
Interest expense (income)..........       19,303      (1,446)                 17,857        173                    18,030
Other expense (income).............      (10,872)        (58)      11,077        147        (56)         885          976
Income taxes(benefit)..............      (12,244)      6,646            -     (5,598)       498            -       (5,100)
                                        --------    --------     --------   --------   --------     --------     --------
     Net income(loss)..............       (9,263)     11,077      (11,077)    (9,263)       885         (885)      (9,263)
                                        ========    ========     ========   ========   ========     ========     ========

                      GLENOIT CORPORATION AND SUBSIDIARIES
             (A WHOLLY-OWNED SUBSIDIARY OF GLENOIT UNIVERSAL, LTD.) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.       LONG-TERM DEBT (CONTINUED)

     Summarized cash flow statement information, in thousands, for the nine months ended October 2, 1999 is as follows:


                                   Glenoit   Subsidiary                                Glenoit
                               Corporation   Guarantors    Eliminations   Sub-total     Canada  Eliminations  Consolidated
Cashflows from operating
activities ...................   $(19,733)     (3,028)                     (22,761)     (1,710)                (24,471)
Cashflows used in investing ..    (63,767)     (1,488)                     (65,255)       (102)                (65,357)
Cashflows from financing
activities ...................     83,433       5,060                       88,493       1,756                  90,249
                                 --------    --------    --------         --------    -------- --------       --------
Net increase(decrease) in cash        (67)        544           0              477         (56)       0            421
Cash at beginning of period ..         39         179          --              218         122        -            340
                                 --------    --------    --------         --------    -------- --------       --------
Cash at end of period ........        (28)        723           0              695          66        0            761
                                 ========    ========    ========         ========    ======== ========       ========



     Summarized operating statements information, in thousands, for the nine months ended October 3, 1998 is as follows:

                                                                       Consolidated
                                Glenoit   Glenoit Asset                  Domestic     Glenoit
                              Corporation Corporation   Eliminations    Operations    Canada   Eliminations Consolidated

Net sales ...............       123,895                                  123,895       9,172                 133,067
Cost of sales ...........        83,898           0           0           83,898       7,175        0         91,073
                               --------    --------    --------         --------    -------- --------       --------
Gross profit ............        39,997           0           0           39,997       1,997        0         41,994
Operating expenses ......        18,619          10                       18,629         981                  19,610
Royalty income (expense)         (7,874)      7,874           0                0           0        0              0
                               --------    --------    --------         --------    -------- --------       --------
Income from operations ..        13,504       7,864                       21,368       1,016        0         22,384
Interest expense (income)        11,252      (1,727)                       9,525          83                   9,608
Other expense (income) ..        (6,245)                  6,235              (10)        207      464            661
Income taxes ............           826       3,356           0            4,182         262        0          4,444
Extraordinary loss, net .           117           0           0              117           0        0            117
                               --------    --------    --------         --------    -------- --------       --------
Net income ..............         7,554       6,235      (6,235)           7,554         464     (464)         7,554
                               ========    ========    ========         ========    ======== ========       ========




Summarized cash flow statement information, in thousands, for the nine months ended October 3, 1998 is as follows:

                                                                       Consolidated
                                Glenoit   Glenoit Asset                  Domestic     Glenoit
                              Corporation Corporation   Eliminations    Operations     Canada  Eliminations Consolidated

Cashflows from operating
activities .............        (11,583)      9,591                       (1,992)        203                  (1,789)
Cashflows used in
investing Activities ...        (64,618)                                 (64,618)     (2,936)                (67,554)
Cashflows from
financing activities ...         76,175      (9,583)          0           66,592       2,642        0         69,234
                               --------    --------    --------         --------    -------- --------       --------
Net increase (decrease)
in cash ................            (26)          8                          (18)        (91)                   (109)
Cash at beginning of
period .................            651          76           0              727         345        0          1,072
                               --------    --------    --------         --------    -------- --------       --------
Cash at end of period ..            625          84           0              709         254        0            963
                               ========    ========    ========         ========    ======== ========       ========

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

         Holdings has obligations with a face amount of approximately $29.9 million, bearing interest at stated rates between 5% to 12.5%, to shareholders ("Shareholder Notes") with principal due in 2004 and 2005. These obligations are not reflected in the Company's accompanying balance sheets or income statements. Subject to existing debt restrictions, Shareholder Notes with a face amount of approximately $9.7 million contain certain acceleration clauses. At the option of Holdings, subject to the Company's existing debt restrictions, the interest may be paid by the issuance of additional notes or in cash.

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

                      GLENOIT CORPORATION AND SUBSIDIARIES
             (A WHOLLY-OWNED SUBSIDIARY OF GLENOIT UNIVERSAL, LTD.) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

7.       ACQUISITIONS (CONTINUED)

                                                    Nine Months Ended
                                           -------------------------------------
                                              October 3,         October 2,
                                                 1998               1999
                                                 ----               ----
                                                       (Unaudited)
                Net sales                       $243,900,000       $230,900,000
                                                ============       ============
                Net income                        10,000,000        (8,100,000)
                                                ============       ============


         These proforma results do not purport to be indicative of the results that would have actually been obtained if APE and Ex-Cell had been acquired as of January 4, 1998.

8.       RESTRUCTURING CHARGE

         On February 25, 1999, the Company's Board of Directors approved a plan to consolidate its manufacturing operations of the Fabric Division into its facilities located in North Carolina and Canada. In connection with this activity, the Company discontinued operations at its leased Tennessee facility and terminated substantially all of the associates at that facility. The Company ceased substantially all operations in the facility on or about May 28, 1999. During the first quarter of fiscal 1999, the Company recorded a restructuring charge totaling $13.1 million of which $3.2 million related to the write-off of the goodwill, $1.8 milion to cover the write-down of machinery and equipment to fair market value and the remainder for the cost of operating leases and severance and other personnel costs related to the termination of approximately 225 associates. The components of the reserves for this facility are as follows (in thousands):

                                                                Original Reserve         Usage      Remaining Reserve
                                                                ----------------         -----      -----------------

               Anticipated    expenditures    related    to               $7,323        $(893)                 $6,430
               operating leases for plant and equipment
               Anticipated severance benefits                                850         (678)                    172
                                                                          ------      --------                 ------
                                                                          $8,173      $(1,571)                 $6,602
                                                                          ======      ========                 ======

                      GLENOIT CORPORATION AND SUBSIDIARIES
             (A WHOLLY-OWNED SUBSIDIARY OF GLENOIT UNIVERSAL, LTD.) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

9.       OPERATING SEGMENTS

         DESCRIPTION OF SEGMENTS

         Subsequent to the APE and Ex-Cell acquisitions, the Company has two operating divisions: (1) Decorative Home Furnishings, which manufactures, imports and distributes decorative textile home furnishings to all major specialty and broadline retail distribution channels and (2) Fabric Division ("Fabric"), manufacturer and distributor of fabric for the apparel, automotive and home furnishing industries. Decorative Home Furnishing products include specialty bedding items, shower curtains, household rugs, decorative pillows and table linens. All amounts shown below are in thousands.

                                          Third Quarter Ended
                                     ------------------------------
                                       October 3,        October 2,
                                          1998              1999
                                     -------------     ------------
Net sales
     Decorative Home Furnishings        $ 15,143          $ 63,801
     Fabric ....................          29,984            22,839
     Interdivisional ...........            --                (662)
                                     -----------       ------------
          Consolidated .........        $ 45,127          $ 85,978
                                     ===========       ============

Operating income (loss)
     Decorative Home Furnishings        $  2,594             7,340
     Fabric ....................           6,041             5,194
     Corporate/Other ...........          (1,912)           (2,208)
                                      ----------        -----------
          Consolidated .........        $  6,723          $ 10,326
                                      ==========        ===========
Depreciation and amortization
     Decorative Home Furnishings        $    217          $  1,704
     Fabric ....................             957               986
     Corporate/Other ...........             373               303
                                     -----------        -----------
          Consolidated .........        $  1,547          $  2,993
                                     ===========        ===========

                      GLENOIT CORPORATION AND SUBSIDIARIES
             (A WHOLLY-OWNED SUBSIDIARY OF GLENOIT UNIVERSAL, LTD.) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

9.       OPERATING SEGMENTS (CONTINUED)

                                                                   Nine Months Ended
                                                   --------------------------------------------------
                                                               October 3,                 October 2,
                                                                     1998                       1999
                                                                     ----                       ----
           Net sales
                Decorative Home Furnishings                       $36,702                   $160,521
                Fabric...............................              96,365                     62,987
                Interdivisional.....................                    -                     (1,373)
                                                                 --------                   --------
                     Consolidated...................             $133,067                   $222,135
                                                                 ========                   ========
           Operating income (loss)
                Decorative Home Furnishings                        $6,023                    $14,717
                Fabric...............................              22,653                    (3,638)
                Corporate/Other...................                 (6,292)                    (6.436)
                                                                 --------                   --------
                     Consolidated...................              $22,384                     $4,643
                                                                 ========                   ========
           Depreciation and amortization
                Decorative Home Furnishings                          $623                     $4,243
                Fabric...............................               2,572                      3,213
                Corporate/Other...................                  1,104                      1,564
                                                                 --------                   --------
                     Consolidated...................               $4,299                     $9,020
                                                                 ========                   ========

                                                                     October 2,
                                                                        1999
                                                                     ----------
           Inventory and accounts receivable
                Decorative Home Furnishings                            $79,995
                Fabric...............................                   25,217
                                                                      --------
                     Consolidated...................                  $105,212
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

         Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

On December 13,1995, Glenoit Universal, Ltd. ("Holdings") formed a wholly owned subsidiary, Glenoit Corporation (the Company), formerly Glenoit Intermediate, Inc. and exchanged all of the issued and outstanding stock of Glenoit Mills, Inc. and subsidiary ("Mills") for all of the issued and outstanding shares of common stock of Glenoit Corporation. During 1997, Mills was merged into the Company. The Company has two operating segments: (i) Decorative Home Furnishings which manufactures, imports and distributes decorative textile home furnishings and (ii) a domestic manufacturer and marketer of specialty fabrics, primarily for the apparel industry, known as "sliver-knit" pile fabrics ("Fabric Division"). The Company's two most recent acquisitions, American Pacific Enterprises and Ex-Cell Home Fashions, Inc., are part of the Decorative Home Furnishings segment

RECENT DEVELOPMENTS

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

During September 1999, the Company's two Tarboro, North Carolina facilities were temporarily shut down as a result of the extensive flooding caused by Hurricane Floyd. While the facilities did not sustain damage, the shortage of utilities and the dramatic impact to the local workforce resulted in work stoppage and a delay in shipments for approximately ten days. The Company continued to pay its affected employees during the shutdown.
Management estimates that the third quarter's net sales in the Decorative Home Furnishings and Fabric segments were negatively impacted by approximately $3.0 million and $2.3 million, respectively. The negative impact to the Company's operating performance has resulted in certain covenant violations under the Company's senior credit facility. The Company is in the process of submitting a claim with its insurance providers but did not record any anticipated receipts as of October 2, 1999. See "Liquidity and Capital Resources" below.


RESULTS OF OPERATIONS

Net sales for the quarter ended October 2, 1999, increased to $86.0 million or
90.5 % compared to $45.1 million during the comparable quarter in the prior year. The increase in net sales occurred in the Decorative Home Furnishings segment which increased from $15.1 million in the third quarter of 1998 to $63.8 million in 1999. The increase in net sales is attributable to the acquisitions of APE and Ex-Cell which generated combined sales of $50.7 million during the third quarter of 1999. These increases in sales of home furnishing items were slightly offset by a decline in sales of the Fabric Division to $22.8 million from $30.0 million. This decrease was due to continued softness in the product category as a result of unseasonably warm weather and the continued influx of low priced apparel products, mainly from Asia.

Net sales for the nine months ended October 2, 1999 increased to $222.1 million from $133.1 million in the nine months of 1998. The increase was the result of the sales growth of the Decorative Home Furnishing segment. APE and Ex-Cell generated a total of $120.5 million for that period. Year-to-date sales for the Fabric Division declined to $63.0 million from $96.4 million in the first nine months of 1998.

Gross profit for the quarter ended October 2, 1999 was $25.9 million or 30.1% of net sales compared to $13.2 million or 29.3% of net sales for the same period last year. The increase of $12.7 million relates to an increase in sales in the Decorative Home Furnishings segment which benefited from the inclusion of APE and Ex-Cell's operating results. Gross margin was negatively impacted by $.5 million of additional cost of sales related to the sale of Ex-Cell's inventory that had been written up at the time of acquisition in accordance with generally accepted accounting principles. The Fabric Division's results were negatively impacted by the decreased sales volume which resulted in a decrease in gross margin from $8.3 million to $7.5 million. However, as a result of the previously discussed restructuring efforts, which reduced the division's manufacturing overhead and streamlined operations, the Fabric Division's gross margin as a percent of sales for the third quarter of 1999 increased to 32.7% from 27.8% during the third quarter of 1998.

Gross profit for the first nine months of 1999 was $65.1 million as compared to $42.0 million in 1998. The increase in gross profit was related to the Decorative Home Furnishings segment and the acquisitions of APE and Ex-Cell. Gross margin was negatively impacted by $2.2 million year-to-date October 2, 1999 as a result of Ex-Cell's inventory write-up. These gains were offset by the decrease in gross profit in the Fabric Division to $16.5 million in 1999 from $30.5 million for the first nine months of 1998.

Operating expenses for the quarter ended October 2, 1999, were $15.6 million compared to $6.5 million in the third quarter of the prior year. Operating expenses for the nine months ended October 2, 1999 totaled $60.5 million as compared to $19.6 million for 1998. Dollar increases in 1999 relate to the operating expenses of APE and Ex-Cell which totaled $9.1 million and $27.8 million for the third quarter and first nine months of 1999, respectively. These expenses include $.5 million and $1.5 million, respectively, of goodwill amortization specific to APE and Ex-Cell. During the third quarter, the Company reversed $1 million of accrued compensation charges associated with the APE acquisition agreement and expensed during the first quarter of 1999. Year-to-date compensation expense for this agreement totals $ .7 million. Operating expenses for 1999 include a $13.1 million restructuring charge recorded in the first quarter related to the consolidation of manufacturing facilities in the Fabric Division as discussed in "Recent Developments".

The Company reported operating income of $10.3 million for the third quarter ended October 2, 1999 compared to operating income of $6.7 million in the prior year. For the first nine months of 1999, the Company reported operating income of $4.6 million as compared to income of $22.4 million in 1998.

Interest expense for the quarter ended October 2, 1999, was $6.6 million compared to $3.3 million for the same period last year. Year-to-date interest expense in 1999 was $18.0 million compared to $9.6 million in 1998. Interest expense has increased due to higher levels of debt as a result of the APE and Ex-Cell acquisitions.

Net income for the quarter ended October 2, 1999, was $ 1.8 million compared to net income of $1.9 million the prior year. Net loss for the nine months ended October 2, 1999 was $9.3 million compared to net income of $7.6 million the prior year.


LIQUIDITY AND CAPITAL RESOURCES


The Company relies on internally generated cash flow from operations, supplemented by borrowings under its senior credit facility and vendor financing to meet its debt service requirements, capital expenditures and working capital needs. The Company is highly leveraged.

On April 1, 1997, the Company issued $100 million of senior subordinated notes (the "Notes"). Concurrently with the issuance of the Notes, the Company entered into a $70 million senior credit facility ("the New Credit Facility") with a syndicate of lenders led by BNP, pursuant to which the Company obtained available credit (i) up to $45.0 million for working capital and general corporate purposes (the "Working Capital Commitment"), subject to a Borrowing Base, and (ii) up to $25.0 million for acquisitions (the "Acquisition Commitment"). The Company also prepaid all outstanding indebtedness under the Old Facility. On October 2, 1998, the new Credit Facility was amended to increase the Acquisition Commitment to $76 million. On October 2, 1998, the Company borrowed approximately $55.7 million under the Acquisition Commitment in connection with the APE Acquisition. In connection with the acquisition of Ex-Cell, the Company amended and restated the New Credit Facility to increase its borrowing availability to $200 million. This additional availability was reduced to $175 million in connection with the June, 1999 amendment discussed below and is currently comprised of (i) $65 million as the Working Capital Commitment, subject to the Borrowing Base, as defined, (ii) $40 million Term A loan, and (iii) $70 million Term B loan. Principal payments under the Term A and Term B loans begin on September 30, 1999 at a total of $1.7 million per quarter and increase over the life of loans. Borrowings under the Term A loan and Working Capital Commitment are required to be fully repaid by December 31, 2003 and borrowings under the Term B loan are required to be fully repaid by June 30, 2004. On the date of the Ex-Cell acquisition, both the Term A and Term B loans were fully drawn. At October 2, 1999, there were borrowings of approximately $53.0 million under the Working Capital Commitment and approximately $10.0 million available to borrow under the Working Capital Commitment. A more detailed description of the senior subordinated notes and the senior credit agreement may be found in the notes to consolidated financial statements. Ex-Cell has a factoring arrangement whereby substantially all of its accounts receivable are assigned and sold without recourse.

As of June 29, 1999, the Company's senior lenders waived the Company's requirement to maintain and meet certain financial covenants contained in the New Credit Facility for the period ending July 3, 1999. In connection with obtaining the waiver, the Working Capital Commitment was reduced from $90 million to $65 million and certain financial covenants were amended including an amendment to require monthly testing of the Company's total leverage and senior leverage ratios. The Company was not in compliance with these ratios for the month of July, 1999 and, accordingly, received a waiver with respect to such non-compliance as well as amended the August, 1999 and September, 1999 covenants on August 20, 1999. As a result of the temporary shut down during September, 1999, the Company was not in compliance with the revised covenants as of October 2, 1999. The Company received a waiver for such non-compliance as of October 29, 1999. On November 19, 1999, the Company received a waiver which eliminated the requirement to meet certain financial covenants for the month of October and amended existing covenants for November and December 1999 as well as created monthly covenants for January and February 2000. The waiver also eliminated previous borrowing restrictions and reinstated the original Borrowing Base limitations. Based on the Company's operating results and current business environment, it is likely the Company will not be in compliance with existing financial covenants for the month ending April 1, 2000. Therefore, in accordance with generally accepted accounting principles, all amounts outstanding under the New Credit Facility have been classified as current liabilities. The Company is seeking additional amendments to the New Credit Facility to conform the financial ratios contained therein to the Company's business plan. While the Company's relationship with its senior lenders has been good and discussions are ongoing, there can be no assurance that the Company will obtain the necessary amendments or as to the terms thereof. The failure to obtain the necessary amendments could have a material negative effect on the Company's liquidity as it would be forced to seek alternative financing and to consider additional strategic options. The Company is currently in compliance with the requirements of the indenture governing the Notes.

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

Holdings is a holding company and as a result does not have any substantive assets or operations that generate revenues or cashflows. Accordingly, Holdings relies on the Company's distribution of dividends to meet its obligations, including interest and principal payments. As of October 2, 1999, Holdings has obligations with a face amount of $29.9 million, bearing interest at stated rates between 5% to 12.5%, to shareholders with principal due in 2004 and 2005. For further discussion see Note 5 of the Unaudited Consolidated Financial Statements.

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

During the nine months ended October 2, 1999, net cash used in operating activities was $24.5 million, which resulted from the Company increasing its working capital to meet its seasonal requirements. Excluding the purchase of Ex-Cell, receivables increased by $18.9 million and inventories and other assets increased by $19.9 million. Accounts payable increased by $4.5 million related to increased raw material purchases and operating costs.

CAPITAL IMPROVEMENTS

Capital expenditures for the nine months ended October 2, 1999 were $6.4 million. These additions were primarily in the Decorative Home Furnishings division for advanced printing equipment and the purchase of machinery for the start-up of the Company's decorative pillow operations. Expenditures also were made for upgrades to management information systems and expanded distribution systems.

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

     Due to conversions already in progress to improve operating performance, the Company believes that a failure of the IT system is unlikely and any possible failure would not result in a material adverse effect. Management has completed substantially all the conversions and the review of its IT systems and did not identify any material deficiencies. Accordingly, a contingency plan for IT risks has not been developed. However, should any remaining review or conversions indicate a contingency plan is needed, the Company will react accordingly.

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

     The Company's review of its Third Party Risk includes detailed reviews of critical relationships with suppliers and business partners, such as banking institutions and key raw material suppliers. The Third Party Risk review is ongoing and is expected to be completed by

December 1999. The Company presently does not expect the risk associated with or costs of addressing the Company's Third Party Risk to be material.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

The Company's exposure to market risk relates to changes in interest rates and foreign currency rates. The Company entered into an interest rate cap agreement which caps the maximum Eurodollar rate to be paid by the Company at 6.5% on an $82.5 million notional amount. The Company's borrowings under its New Credit Facility bear interest rates based on either a floating Base Rate or the Eurodollar Rate. As of October 2, 1999, the Company had $161.3 million outstanding under its New Credit Facility. The Company's other borrowings consist of $95.0 million of senior subordinated debt due on April 2007 at a fixed rate of 11%. As of October 2, 1999, the average interest rate on the borrowings under the New Credit Facility was 9.2%. The definite extent of the Company's interest rate risk under the New Credit Facility is not quantifiable or predictable because of the variability of future interest rates and borrowing requirements.

The Company is exposed to foreign currency risk by virtue of its Canadian and Chinese operations. However, less than 10% of its annual revenues are generated by these subsidiaries. Both Canada and China have traditionally had a relatively stable currency and therefore the Company feels its exposure to significant adjustments to be minimal. Additionally, the Company's consolidated financial statements are denominated in U. S. dollars and, accordingly, changes in the exchange rate between U. S. dollars and these currencies affect the operating results as well as stockholder's deficit. These adjustments, to date, have not been material to the Company's consolidated balance sheet.


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

      10.10 Stock Purchase Agreement dated February 12, 1999, among Glenoit Corporation, Ex-Cell Home Fashions, Inc., Arnold Angerman, Irving Angerman, Samuel Samelson and two trusts is hereby incorporated by reference to Exhibit 2.1 of Glenoit Corporation's Form 8-K filed on February 26, 1999.
      10.11 Amendment No. 2 to the Third Amended and Restated Credit Agreement, dated as of June 29, 1999, among Glenoit Corporation, the banks, financial institutions and other institutional lenders and Banque Nationale de Paris as Agent is hereby incorporated by reference to Exhibit 10.11 of Glenoit Corporation's Form 10-Q filed on August 24, 1999.
      10.12 Amendment No. 3 to the Third Amended and Restated Credit Agreement, dated as of August 20, 1999, among Glenoit Corporation, the banks, financial institutions and other institutional lenders and Banque Nationale de Paris as Agent is hereby incorporated by reference to Exhibit 10.12 of Glenoit Corporation's Form 10-Q filed on August 24, 1999.
      10.13 Amendment No. 4 to the Third Amended and Restated Credit Agreement, dated as of October 29, 1999, among Glenoit Corporation, the banks, financial institutions and other institutional lenders and Banque Nationale de Paris as Agent.
      10.14 Amendment No. 5 to the Third Amended and Restated Credit Agreement, dated as of November 8, 1999, among Glenoit Corporation, the banks, financial institutions and other institutional lenders and Banque Nationale de Paris as Agent.
      21.1 Subsidiaries of Glenoit Corporation is hereby incorporated by reference to Exhibit 21.1 to Glenoit Corporation's Registration Statement on Form S-4 (Registration No. 333-42411) filed on December 16, 1997.
      27.1    Financial Data Schedule.
      27.2    Financial Data Schedule.


     (b) Reports on Form 8-K
         None

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:   November 23, 1999
                                GLENOIT CORPORATION


                                By          /S/ LESTER D. SEARS
                                  -----------------------------
                                   Lester D. Sears
                                   Executive Vice President and
                                   Chief Financial Officer
                                   (On behalf of the Registrant and as Principal Financial and Accounting Officer)




                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:   November 23, 1999
                                GLENOIT ASSET CORPORATION




                                By          /S/ LESTER D. SEARS
                                  -----------------------------
                                   Lester D. Sears
                                   Executive Vice President and
                                   Chief Financial Officer
                                   (On behalf of the Registrant and as Principal Financial and Accounting Officer)