Form 10-K
period 2000-01-01
GLENOIT CORP; GLENOIT ASSET CORP
filed 2000-04-17
CIK 1047368, 1051260

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDING JANUARY 1, 2000

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

As of January 1, 2000, there were 1,000 shares of Glenoit Corporation common stock outstanding.

                    DOCUMENTS INCORPORATED BY REFERENCE: NONE

GLENOIT CORPORATION AND GLENOIT ASSET CORPORATION



FORM 10-K Annual Report Index


PART I

Item 1.  Business, page 1.

Item 2.  Properties, page 8.

Item 3.  Legal Proceedings, page 8.

Item 4. Submission of Matters to a Vote of Security Holders, Page 8.


PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters, page 8.

Item 6.  Selected Financial Data, page 9.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, page 11.

Item 8.  Financial Statements and Supplementary Data, page 17.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure, page 17.


PART III

Item 10. Directors and Executive Officers of the Registrant, page 18.

Item 11. Executive Compensation, page 19.

Item 12. Security Ownership of Certain Beneficial Owners and Management, page 21.

Item 13. Certain Relationships and Related Transactions, page 22.


PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K, page 24.

                                     PART I

ITEM 1:  BUSINESS

GENERAL

     Glenoit Corporation (the "Company"), was founded in 1954 and became a wholly-owned subsidiary of Glenoit Universal, Ltd. ("Holdings") during 1995. On October 2, 1998, the Company acquired all the capital stock of American Pacific Enterprises, Inc. ("APE"). On February 12, 1999, the Company acquired all the outstanding shares of capital stock of Ex-Cell Home Fashions, Inc. ("Ex-Cell"). As a result of these recent acquisitions, the Company believes it has transformed itself from a specialty textile manufacturer focused on profitable niche segments to a diversified manufacturer and distributor of consumer goods, with the majority of its revenues derived from the home textile market. The Company has two operating segments: (i) the Decorative Home Furnishings Division which designs, manufactures, imports and distributes decorative textile home furnishings and (ii) the Fabric Division, which manufactures and markets specialty fabrics, primarily for the apparel industry, known as "sliver-knit" pile fabrics.

Decorative Home Furnishings Division

     The Decorative Home Furnishings Division designs, manufactures, imports and distributes a wide array of textile products for every room in the home. Its products consist of decorative bedding accessories, quilts, duvet covers, window treatments, kitchen rugs, shower curtains, table linens, area rugs and decorative pillows. These products are manufactured domestically as well as sourced from a wholly-owned foreign manufacturing facility or established, independent contractors located primarily in China. Management believes the multiple sourcing avenues available allow for the Company to compete with low-cost, high quality goods produced overseas or with programs that demand quick response from domestic manufacturing locations. The Company supplies products across all distribution channels including the large national discount retailers, specialty retailers and department stores.

     The Company has experienced significant sales growth in the Decorative Home Furnishings Division primarily as a result of the acquisitions of APE and Ex-Cell. Net sales have increased from $43.6 million in 1995 to $221.8 million in 1999. APE contributed $17.4 million of sales in 1998 while APE and Ex-Cell combined for a total of $167.0 million of sales during 1999. The Company has also benefited from the internally generated sales growth of consumer rugs.

Fabric Division

     The Company developed fabrics to target the increasing consumer preference towards more casual and comfortable dress and a growing emphasis on outdoor activities and styling related to outdoor activities. Beginning with Glenaura(TM) in 1993, the Company has introduced a series of branded, performance-oriented fabrics which have transformed the Company's Fabric Division from a traditional deep-pile fabric manufacturer dependent upon the coat market into a diversified fabric producer serving a broader range of end-use markets. In addition to performance-oriented sliver-knit fabrics, the Company is a manufacturer and marketer of FAUX furs in the United States. FAUX fur synthetically replicates animal fur such as mink, beaver and leopard and is typically used in women's and children's coats. The Company also manufactures fabrics used to cover audio speakers in certain models of automobiles, fireproof fabric marketed under the Glentec(TM) name used by the United States Navy, and a wide variety of other fabrics used in the manufacture of toys, golf club head covers, powder puffs, case linings and other end-use products.

     The Fabric Division's sales grew from $50.5 million in 1995 to $107.1 million in 1997. Sales remained flat at $106.7 million in 1998 but declined to $74.6 million in 1999. Management believes as a result of continued unseasonably warm weather which affected retailer demand for our high performance outerwear fabrics and the influx of low priced apparel products, mostly from Asia, the Fabric Division's sales have declined since 1997 levels. While the Company continues to develop new and innovative fabrics, there has been an overall decline in the sourcing of apparel fabric manufactured in the United States. As a result, the Company took steps in 1999 to consolidate operations and eliminate excess capacity. In connection with those actions, the Company closed its Tennessee facility and relocated certain machinery and equipment necessary to its North Carolina and Canadian facilities to support current and future sales volumes. The Company has also begun marketing finished garments in 1999 made from its apparel fabric to help further its product offerings and strengthen sales in the Fabric Division.

BUSINESS STRATEGY

     Principal elements of the Company's strategy are:

     LEVERAGE EXISTING DISTRIBUTION CHANNELS. The Company seeks to utilize its strong distribution relationships with large national discount retailers such as Wal-Mart, Kmart and Target to increase the distribution of its expanded home furnishing products. Today, the Company primarily sells shower curtains, table linens and kitchen rugs through this distribution channel; however, the Company is planning to expand its distribution of additional products through this channel. In addition, the Company intends to utilize APE's strong relationships with certain specialty retailers to expand its distribution of the products primarily sold to the discount retailers.

     LEVERAGE FOREIGN SOURCING CAPABILITIES. As part of the acquisitions of APE and Ex-Cell, Glenoit obtained the ability to source products beyond North America. Glenoit intends to expand its ability to leverage the low-cost, high quality overseas sourcing capabilities.

     INCREASE PENETRATION OF HOME TEXTILE MARKET WITH INNOVATIVE NEW PRODUCTS. The Company plans to continue to develop innovative fabric products for the home textile market, a growing segment of the Fabric Division. The Company believes that its micro-fiber fabrics are well suited for use in products for the home textile market, and the Company has been selling its micro-fiber fabrics for use in throws, covered pillows and comforters.

     EXPAND OFFERING OF COMPLETED GARMENTS. During 1999, the Company began producing, through outside contractors, and selling packaged garments utilizing the Company's fabric. The Company believes this will allow for a greater exposure its products and design flexibility as well as simplify its retail customers' sourcing process.

     BUILD BRAND AWARENESS. The Company has been building brand awareness for its performance-oriented fabrics by promoting Glenoit's brand names through garment hang-tags, a print advertising campaign undertaken jointly with its supplier of acrylic micro-fiber and designers' advertisements and retailers' catalogs which mention the Company's fabric by name.


PRODUCTS

   DECORATIVE HOME FURNISHINGS DIVISION

   The Company designs, manufactures, imports and markets an extensive product line of textile home furnishings primarily for the bedroom, bathroom and kitchen. The Company's fashion forward product offerings for the bedroom include quilts, duvet covers, bedding skirts, dust ruffles, pillow shams and coordinated window treatments. The primary products marketed by the Company in the bathroom include shower curtains, window treatments, bath rugs and related accessories. Through an exclusive licensing agreement, the Company has the right to use designs created by Barth and Dreyfuss, Inc. ("B & D") for its kitchen rugs. These kitchen rugs are marketed jointly with B & D's extensive product line of kitchen towels and potholders. The Company also manufactures and distributes, through Ex-Cell, table linens such as table cloths and placemats. In addition to the above products, the Company also offers decorative pillows which can be used to accentuate the bedroom and other living areas in a home.

   FABRIC DIVISION

     The Fabric Division manufactures a diverse line of sliver-knit pile fabrics used in the manufacture of performance-oriented outerwear, sportswear, coats, accessories, home textiles, automotive interiors, military clothing and other products. The Company believes that its performance-oriented sliver-knit fabrics offer apparel manufacturers greater design flexibility and superior performance characteristics in comparison with competing fleece fabrics. These qualities include the enhanced design and color capability of "Jacquard" knitting (which allows the fabrics to have intricate and colorful designs knitted into the fabric rather than printed onto the surface), added versatility in texture and feel and greater warmth-to-weight ratios and the ability to promote the evaporation of perspiration, thereby providing greater warmth to the wearer. These fabrics are primarily used in the manufacture of outerwear, sportswear, and accessories, including coats, pullovers, heavy shirts, hats, gloves, scarves, robes and slippers, and are sold to manufacturers of sportswear marketed under brand names such as Liz Claiborne, Jones New York, Ralph Lauren and Anne Klein; manufacturers of outerwear marketed under brand names such as L.L. Bean, Lands' End, Columbia, Woolrich and Bogner; and private label programs for retailers such as Saks Fifth Avenue, Nordstrom, Lord & Taylor, Banana Republic, Victoria's Secret and The Gap. In addition, the Company sells micro-fiber fabrics in the home textile market for use in throws, covered pillows and comforters.

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

     In the automotive market, the Company's fabrics, which allow for greater sound penetration than other knit or woven fabrics, are used to cover audio speakers in the interiors of automobiles. The Company also sells fabric to the U.S. Government, including a fireproof fabric marketed under the brand name Glentec(TM), which is used by the United States Navy. In addition, the Company's fabrics are used in the manufacture of toys, golf club head covers, powder puffs, linings for golf bags and musical instrument cases and other end-use products.


SALES AND MARKETING

         DECORATIVE HOME FURNISHINGS DIVISION

         The Company's products are marketed through a network of home textile sales representatives, in-house sales force and the B & D sales force. These groups are supported by customer service centers located in North Carolina and Ohio which work closely with the various customers and production staff. The B & D sales force, supervised by the Company's marketing management, acts as representative agent for a large portion of the kitchen rug sales. In return, the Company pays B & D a variable royalty in the sales of these printed rugs and also contributes to the compensation of the B & D sales force.

         In order to support its sales force and respond promptly to the delivery requirements of its customers, the Company utilizes Electronic Data Interchange ("EDI") with most of its principal customers. EDI minimizes the lead time for customer orders, permits a more efficient, targeted manufacturing schedule, and improves communication, planning and processing times at each state of the production cycle. EDI, combined with the Company's manufacturing and distribution capabilities, allows the customer to place an order and have the products shipped within three to five days. This rapid order turn-around has resulted in expanded relationships with the large national discount retailers. Wal-Mart, KMart and Target collectively accounted for approximately 26.6% of this division's 1999 sales.

         FABRIC DIVISION

     The Fabric Division's marketing efforts are handled by an in-house sales force supported by a customer service department. The Fabric Division supplements its sales coverage with several experienced commissioned, outside sales organizations specializing in certain markets. The Fabric Division maintains a showroom at the Company's headquarters in New York. The Fabric Division has its own design and research and development departments that develop exclusive designs for the Company and certain of the Company's customers. No single customer accounted for more than 10% of the Fabric Division's net sales in fiscal 1999, reflecting the diversity of its customer base.

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

MANUFACTURING FACILITIES AND OPERATIONS

     The Company owns and leases several manufacturing facilities, distribution warehouses and sales and design offices. In the opinion of management, the Company's manufacturing capacity is sufficient to meet the Company's requirement for the foreseeable future.

Decorative Home Furnishings Division

     The following table sets forth certain information relating to the Company's facilities in this segment:

Location                Description           Approx.sq.feet       Lease/Own       Termination Date     Annual Rent
--------                -----------           --------------       ---------       ----------------     -----------
Tarboro, NC             Manufacturing         281,000              Own             N/A                  N/A
Goldsboro, NC           Manufacturing         309,000              Own             N/A                  N/A
Bentonville, Ark        Manufacturing         135,000              Own             N/A                  N/A
Miami, FL               Manufacturing          60,000              Lease           Jan. 2006            280,000
China                   Manufacturing          45,000              Lease           Aug. 2008            59,000
Goldsboro, NC           Warehouse              77,000              Own             N/A                  N/A
Goldsboro, NC           Warehouse              80,000              Own             N/A                  N/A
Columbus, OH            Warehouse             166,000              Lease           Mar. 2001            429,000
Columbus, OH            Warehouse              72,000              Lease           Mar. 2001            198,000
Columbus, OH            Warehouse              97,000              Lease           June 2000            399,000
Goldsboro, NC           Warehouse              90,000              Lease           Mar. 2001            153,000
San Francisco, CA       Design Office          14,000              Lease           Jul. 2004            296,000
New York, NY            Sales Office           23,000              Lease           Dec. 2001            504,000
New York, NY            Sales & Design          9,000              Lease           Apr. 2002            290,000
New York, NY            Showroom                4,000              Lease           Jan. 2004            92,000
New York, NY            Corporate HQ           10,000              Lease           July 2006            323,000

     The Decorative Home Furnishings Division utilizes both domestic manufacturing and foreign sourcing to produce its different products. Certain products such as kitchen and area rugs are solely manufactured in the United States while other products such as decorative pillows are produced both domestically and internationally. APE utilizes offshore, independent manufacturers located principally in China for the majority of its production with the filling of certain products, such as quilts and decorative pillows, performed domestically by contractors or in its leased facilities. Through a subsidiary, APE oversees the foreign production as well as performs quality control prior to the product being shipped to its Ohio distribution facilities. Ex-Cell utilizes both domestic manufacturing capacity along with a wholly-owned manufacturing facility in China to produce multiple household goods. Ex-Cell also imports finished goods directly from independent contractors located in Asia. Through its different production channels, the Company believes it is able to match up the benefit of overseas, low-cost production with the quick-turnaround ability of domestic manufacturing.

         FABRIC DIVISION

     The Company owns its two manufacturing facilities which consists of a 425,000 square foot facility in Tarboro, N. C. and a 135,000 square foot facility located in Elmira, Canada. The Company also has a lease related to a closed facility located in Jacksboro, TN which expires in 2007 with annual payments of $580,000. The Company is a vertically integrated manufacturer involved in all aspects of the sliver-knitting process including dyeing, carding, knitting and finishing. Sliver-knit fabrics are produced using a process in which the fabric is knit directly from loose fibers, in contrast with the more traditional knitting process in which fibers are first spun into yarn before being knit into fabric. In the sliver-knitting process, pile is constructed by attaching loose fibers to a lightweight knit backing. Tufts of fibers are caught in the tight loops of the knit, allowing their loose ends to stand free from the backing to form the pile. Because the fibers are added individually, various colors and types of fiber can be mixed. This allows for versatility in fabric texture, appearance and technical features. In addition, the Company's computer controlled sliver-knitting machines have the capability of creating intricate "Jacquard" patterns by mixing various fibers and colors. The Company's equipment also performs a number of finishing processes that create different surface textures from sheared and velvet-like to curled "sherpa" to "hi-low" patterns with a subtle embossed look. With the Company's state-of-the-art equipment and experienced research and production personnel, the Company manufactures a wide variety of fabrics that can be used in a range of end-use products.

     The sliver-knitting process begins with loose fibers that have been selected for the aesthetic and technical qualities they will lend to the finished fabric. Most of the fibers used by the Company are pre-dyed by the supplier and then mixed to create the required shade. The loose fibers are blown together in air chambers mixing their color and fiber type. The mixed fibers are subsequently sent through a series of carding machines that aligns them in the same direction, producing a soft rope called "roving" or "sliver." The sliver is fed into the sliver-knitting machine where portions of the fibers are blown by small air jets into the high speed needles. As the needles knit the lightweight but strong knit backing, the fibers are caught securely into each of the loops. The high-speed, computerized needles can be programmed to knit a large variety of patterns using multiple slivers simultaneously. After knitting, the pile fabric is sent to the finishing area and sheared to the desired height. The fabric is subsequently placed through a series of technical finishing processes developed by the Company to control the weight, thickness and surface texture of the final fabric. Since 1991, the Company has replaced or upgraded substantially all of its knitting machines. In addition, the Company has replaced or upgraded its blending and carding machines and made modifications to its dyeing and finishing equipment.


LICENSES AND TRADEMARKS

     Under an agreement with B&D, the Company has the exclusive right to use B&D copyrighted designs on its printed kitchen rugs in all countries worldwide except Canada. Under the licensing agreement, the Company is required to pay B&D a variable royalty (subject to a $250,000 annual minimum) on all products utilizing B&D designs. This agreement originally terminated in November 1999 and was extended indefinitely at the Company's option in successive one-year periods by giving written notice to B&D at least 90 days before the expiration of each term. Under this agreement, the Company is required to maintain a high level of quality and style and to comply with certain reporting obligations. B&D can terminate the agreement in the event of a material default by the Company (including a failure to pay the $250,000 minimum annual royalty).

     The Company's key brands in Decorative Home Furnishings are American Pacific, Match, Hawthorne Hill, Tucker Lane, Country Classics, Ex-Cell, Linde, Kemp and Beatley, and Madison Landing. The Company also maintains licensing agreements with Waverly, Nautica, Pfaltzgraff and Fieldcrest/Cannon. The licensing agreements contain clauses that require variable royalty payments based on sales and certain reporting requirements. Two agreements require minimum royalty payments totaling $250,000 per year.

     The Company's principal trademarks in the Fabric Division are Glenoit(TM), Berber by Glenoit(TM), Glenaura(TM), Zendura(TM), GlenPile(TM) and Glentec(TM).


RAW MATERIALS AND SUPPLIERS

General

     The Company sources a large portion of its home furnishings products from overseas contractors principally located in China and purchases other raw materials domestically for manufacturing product in North America. Although the Company has always been able to obtain sufficient supplies of raw materials, any shortage or interruption in the supply, variations in the quality or fluctuations in the cost could have a material adverse effect on the Company's business, financial condition or results of operations. The Company does not speculate on the price of raw materials.

Decorative Home Furnishings

     Excluding finished products imported from third parties, the Company's principal raw materials include polypropylene, vinyl fabric, and other finished fabrics purchased from third parties. These items are utilized in the manufacturing or sourcing of production of the wide range of textile household products such as quilts, shower curtains, decorative pillows and household rugs. Certain finished fabrics are then further processed by outside contractors located in North America into finished goods such as quilts, duvet covers and other bedding accessories.

Fabric Division

     The Company's principal raw materials are acrylic and polyester, which the Company purchases from several large chemical companies. The Company's largest supplier is Sterling Fibers, Inc., which is the exclusive supplier of acrylic micro-fiber used in the Company's fabrics. The Company has entered into a supply agreement dated February 1, 1997 by and between the Company and Sterling Fibers, Inc. (the "Sterling Agreement"), pursuant to which the Company has the exclusive right to purchase from Sterling (and the Company has agreed not to purchase from any other supplier) colored micro-fiber for the purpose of manufacturing pile knits (other than pile knits based on stretchable yarns such as spandex) in the United States, Mexico and Canada, subject to the terms and conditions of the Sterling Agreement. Under the Sterling Agreement, the Company has agreed to purchase from Sterling certain minimum quantities of Sterling's Microsupreme(R) micro-fiber, and Sterling and the Company have agreed to promote and advertise micro-fiber and micro-fiber products. The Sterling Agreement had an initial term which expired on February 1, 2000, but is automatically extended for successive one-year periods unless either party gives written notice to other party at least one year before the expiration of the current term. Either party may terminate the Sterling Agreement in the event of a default by the other party which is not cured within 30 days after notice.


COMPETITION

     The textile industry is highly competitive, with no single company dominating the industry. The Company's competitors range from large vertically integrated textile mills producing a variety of goods to numerous smaller companies which direct their efforts at niches in the textile market. Each of these competitors seeks to set or anticipate consumer trends and respond quickly to changes in style with new products. The primary competitive factors in the textile industry are price, product-styling, quality, manufacturing flexibility, delivery time and customer service. The Company's continued success will depend on its ability to design and market innovative, quality products that satisfy specific customer needs as well as its customers' ability to remain competitive.

     The Decorative Home Furnishings Division competes with various major domestic textile mills, rug manufacturers and selected niche importers. The major textile firms are Springs Industries, Westpoint Stevens Inc., Dan River Inc., Burlington Industries, Inc. and Mohawk Industries, Inc.

     The Fabric Division competes directly with several small sliver-knit manufacturers including Monterey Mills, Inc. and Tex-Tenn Corporation as well as larger manufacturers of high-end fleece such as Malden Mills Distributors Corporation and Dyesburg Corporation. In addition, imports of foreign made apparel products are a significant source of competition for the domestic manufacturers.

EMPLOYEES

     The Company benefits from an experienced work force with which it maintains good working relationships. As of January 1, 2000, the Company employed 1,660 employees, of whom 1,280 were hourly and 380 were salaried.

     Of the Company's hourly employees, approximately 95 are represented by the Union of Needletrades, Industrial Textile Employees and are located in Elmira, Ontario. The Canadian agreement expires on December 25, 2002. The Company's other facilities are non-unionized.

BACKLOG

     The Company's order backlog, primarily related to APE and the Fabric Division, was approximately $23.3 million at January 1, 2000 as compared to approximately $17.1 million at January 2, 1999. Substantially all of the orders outstanding at January 1, 2000 are expected to be filled within three months of that date. Orders on hand are not necessarily indicative of total future sales.


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


LEGAL PROCEEDINGS

     The Company's state income tax returns for the years ended January 1, 1994 through January 3, 1998, have been examined by the New York Department of Finance. In December 1999, the Company settled with the New York Department of Finance and paid a total of $230,000 including tax and interest. These amounts had been previously accrued for.

     Holdings has an indemnification agreement with a shareholder with respect to certain tax obligations. While tax obligations are the expense and liability of the Company and Holdings, the indemnification agreement provides for an additional contribution of capital to Holdings from this shareholder via reductions of long-term obligations due the shareholder from Holdings.

     APE is a party to a copyright infringement and unfair business practices litigation with a competitor. On June 21, 1999, the competitor filed suit in the United States District Court for the Northern District of California claiming damages in excess of $8 million. The suit is in the early stages of discovery and the potential liability, if any, to the Company cannot be determined. Management believes that the competitor's case is without merit and intends to vigorously contest this lawsuit. Accordingly, no provision for this matter has been made in the Company's financial statements.

     The Company is a party to various other litigation matters incidental to the conduct of its business. After consultation with its legal counsel, the Company does not believe that the outcome of any of these matters in which it is currently involved will have a material adverse effect on the Company's business, financial condition or results of operations.

ITEM 2:  PROPERTIES

     For information concerning the principal physical properties of the Company and subsidiaries, see "Item 1: BUSINESS -- Manufacturing Facilities and Operations".
 .
ITEM 3:  LEGAL PROCEEDINGS

     For information concerning any material pending legal proceedings the Company or its subsidiaries are party to, see "Item 1: BUSINESS -- Legal Proceedings".

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None


                                     PART II

ITEM 5:MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MEETINGS

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

     During fiscal 1998 and 1997, the Company distributed $1.9 million and $7.3 million to Holdings respectively. No such distributions were made during fiscal 1999.

ITEM 6:  SELECTED FINANCIAL DATA


     Set forth below are selected historical consolidated financial data of the Company for the periods indicated. The historical consolidated financial data of the Company prior to December 13, 1995 reflect the historical results of Glenoit Mills, Inc. and subsidiary ("Mills"). The selected historical financial data of the Company as of and for the years ended January 3, 1998, January 2, 1999 and January 1, 2000 has been derived from the Consolidated Financial Statements of the Company included elsewhere herein. The selected historical financial data of the Company as of and for the years ended January 4, 1997 and December 30, 1995 has been derived from the Consolidated Financial Statements of the Company not included herein. The selected consolidated financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements of the Company and related notes thereto included elsewhere in this Annual Report.

                                                FISCAL YEAR
                                                -----------

                                                     1995            1996         1997            1998            1999
                                                   ---------       ---------    ---------       ---------       ---------

                                                                         (DOLLARS IN THOUSANDS)
STATEMENT OF INCOME DATA:
Net sales ......................................   $  93,840       $ 121,751    $ 146,921       $ 172,042       $ 294,725
Cost of sales ..................................      67,249          86,525       98,061         123,696         212,155
                                                   ---------       ---------    ---------       ---------       ---------
Gross profit ...................................      26,591          35,226       48,860          48,346          82,570
Operating expenses(d) ..........................      16,235          18,045       22,933          32,877          76,066
                                                   ---------       ---------    ---------       ---------       ---------
Income from operations .........................      10,356          17,181       25,927          15,469           6,504
Interest expense, net ..........................       3,745           9,125       10,938          13,942          25,090
Other expense ..................................         166             589          733             838             733
Income tax expense (benefit) ...................       3,083           3,354        5,390             308          (6,031)
                                                   ---------       ---------    ---------       ---------       ---------
Income (loss) before extraordinary loss ........       3,362           4,113        8,866             381         (13,288)
Extraordinary loss, net of tax benefit .........       2,407(a)           --        2,857(b)          117(c)           --
                                                   ---------       ---------    ---------       ---------       ---------

Net income (loss) ..............................   $     955       $   4,113    $   6,009       $     264       ($ 13,288)
                                                   =========       =========    =========       =========       =========

OTHER DATA:
Depreciation and amortization ..................   $   1,946       $   3,097    $   3,862       $   6,416       $  12,278
Capital expenditures ...........................       5,239           1,704       19,606          17,902           7,530
Cash flows from (used in) operating activities .         181           6,429       23,706          17,789          (4,119)
Cash flows used in investing activities ........     (13,076)         (1,388)     (27,763)        (73,518)        (65,428)
Cash flows from (used in) financing activities .      13,533          (6,014)       5,080          54,996          71,222
EBITDA(e) ......................................      12,136          19,689       29,056          21,047          18,050
Adjusted EBITDA(f) .............................      12,136          20,990       29,056          27,935          33,366


BALANCE SHEET DATA:
Cash and cash equivalents ......................   $   1,023       $      49    $   1,072       $     340       $   2,015
Working capital(g) .............................      17,735          13,340       15,148          27,442        (176,668)
Total assets ...................................      50,946          49,497       75,230         144,699         216,945
Total liabilities ..............................      97,857          92,295      119,396         191,054         276,079
Stockholder's deficit ..........................     (46,911)        (42,798)     (44,166)        (46,355)        (59,134)

(a) During fiscal 1995, the Company recognized an extraordinary loss, net of income tax benefit of $1,240,000, as a result of the early retirement of the Company's debt obligations.
(b) During April 1997, the Company recognized an extraordinary loss, net of income tax benefit of $1,527,000, as a result of the refinancing of the Company's debt in connection with the Initial Offering. See Note 7 to the Consolidated Financial Statements.
(c) During September 1998, the Company recognized an extraordinary loss, net of a tax benefit of $67,000, related to the purchase of senior subordinated notes with a face amount of $5 million. See Note 7 to the Consolidated Financial Statements.
(d) During March 1999, the Company recorded a $13,100,000 restructuring charge in connection with a plant closure in the Fabric Division. This charge is reflected as an operating expense.
(e) EBITDA represents income (loss) before extraordinary loss plus income tax expense (minus income tax benefit), interest expense (net), depreciation and amortization. The Company believes that EBITDA provides useful information regarding the Company's ability to service its debt; however, EBITDA does not represent cash flow from operations, as defined by generally accepted accounting principles and should not be considered as a substitute for net income (loss) as an indicator of the Company's operating performance or cash flow as a measure of liquidity. The definition of EBITDA presented herein differs from the definition of EBITDA in the Indenture. EBITDA has not been adjusted to reflect certain costs and expenses payable to related parties prior to fiscal 1996, which were substantially reduced as a result of the Recapitalization.

(f) Adjusted EBITDA represents EBITDA (See Note (e) above), plus (i) for fiscal 1996, (A) moving expenses of approximately $320,000 incurred to relocate the Company's Consumers Product Division and (B) fees of approximately $980,000 for a consulting project related to process improvement and cash flow management, (ii) for fiscal 1998 (A) non-cash, non-recurring charges related to APE inventory sold during the fourth quarter that had been written up by $3,367,000 at time of the acquisition in accordance with generally accepted accounting principles and (B) $3,521,000 of compensation expense recorded for amounts owed to employees of APE in connection with incentive compensation arrangements entered into as part of the APE acquisition and (iii) for fiscal 1999 (A) non-cash, non-recurring charges related to Ex-Cell inventory sold subsequent to the acquisition that had been written up by $2,216,000 as of February 12, 1999 in accordance with generally accepted accounting principles and (B) $13,100,000 of restructuring charges specific to the shutdown of the Fabric Division's Tennessee manufacturing operations. Adjusted EBITDA is presented because the Company believes that it provides useful information regarding the Company's ability to incur and service debt; however, Adjusted EBITDA does not represent cash flow from operations as defined by generally accepted accounting principles and should not be considered as a substitute for net income (loss) as an indicator of the Company's operating performance or cash flow as a measure of liquidity.
(g) Working capital represents consolidated current assets less consolidated current liabilities.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

      On December 13,1995, Glenoit Universal, Ltd. ("Holdings") formed a wholly-owned subsidiary, Glenoit Corporation (the Company), formerly Glenoit Intermediate, Inc. and exchanged all of the issued and outstanding stock of Glenoit Mills, Inc. and subsidiary ("Mills") for all of the issued and outstanding shares of common stock of Glenoit Corporation. During 1997, Mills was merged into the Company. The Company has two operating segments: (i) Decorative Home Furnishings which manufactures, imports and distributes decorative textile home furnishings and (ii) a domestic manufacturer and marketer of specialty fabrics, primarily for the apparel industry, known as "sliver-knit" pile fabrics ("Fabric Division"). The Company's two most recent acquisitions, American Pacific Enterprises, Inc. and Ex-Cell Home Fashions, Inc., are part of the Decorative Home Furnishings segment.

RECENT DEVELOPMENTS

      On October 2, 1998, the Company acquired all the capital stock of American Pacific Enterprises, Inc. ("APE") for approximately $39.1 million, including fees and expenses, subject to post-closing adjustments. In addition, approximately $16.6 million of indebtedness of APE was extinguished by the Company in connection therewith. In addition, the Company paid the former shareholders approximately $8.8 million and certain employees approximately $3.5 million during April 1999 in connection with the acquisition agreement. APE is a leading designer, importer and marketer of decorative textile home furnishings, principally quilts and decorative bedding items. On February 12, 1999, the Company acquired all the outstanding shares of capital stock of Ex-Cell Home Fashions, Inc. ("Ex-Cell") in a single transaction for approximately $44.1 million, subject to post-closing adjustments. In addition, approximately $6.8 million of debt of Ex-Cell was extinguished in connection therewith. Ex-Cell is engaged in the design, manufacture, importation and distribution of textile home furnishings, principally shower curtains, table linens, and decorative pillows. The Company believes that these acquisitions will expand its current product offerings to large retailers, further penetrate the specialty retailing segment and diversify product sourcing capabilities beyond North America to include Asia. As a result of these acquisitions, the Company believes it has transformed itself from a specialty textile manufacturer focused on profitable niche segments to a diversified manufacturer and distributor of consumer goods, with the majority of its revenues derived from the home textile market. These acquisitions have been accounted for as "purchases" under APB Opinion No. 16 and, accordingly, the financial statements reflect the results of operations from the dates of purchase.

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

      During September 1999, the Company's two Tarboro, North Carolina facilities were temporarily shut down as a result of the extensive flooding caused by Hurricane Floyd. While the facilities did not sustain significant damage, the shortage of utilities and the dramatic impact to the local workforce resulted in work stoppage and a delay in shipments for approximately ten days. The Company continued to pay its effected employees during the shutdown. Management estimates that the Company's operating losses exceeded anticipated insurance recoveries by approximately $.8 million. Management has recorded a receivable due from its insurance carrier of $600,000 which is the current estimate of the insurance recoveries. The estimated proceeds have been reflected as "other income".

RESULTS OF OPERATIONS

      The following table sets forth selected results of operations expressed in millions of dollars and as a percentage of total net sales for fiscal years 1997, 1998 and 1999.

                                      1997                1998                 1999
                                      ----                ----                 ----
Net sales:
  Decorative Home Furnishings   $    39.8     27.1% $    65.3     38.0%  $   221.8      75.3%
  Fabric Division ...........       107.1     72.9      106.7     62.0        74.6      25.3
  Intercompany ..............           0        0          0        0        (1.7)      (.6)
                                --------- --------  --------- --------   ---------  --------
    Total net sales .........       146.9    100.0      172.0    100.0       294.7     100.0
Cost of sales ...............        98.1     66.8      123.7     71.9       212.1      72.0
                                --------- --------  --------- --------   ---------  --------
  Gross profit ..............        48.8     33.2       48.3     28.1        82.6      28.0
Operating expenses ..........        22.9     15.6       32.9     19.1        76.1      25.8
                                --------- --------  --------- --------   ---------  --------
  Income from operations ....        25.9     17.6       15.4      9.0         6.5       2.2
Interest expense, net .......        10.9      7.4       13.9      8.1        25.1       8.5
Other expense ...............          .7      0.5         .8      0.5          .7        .3
Income tax expense (benefit)          5.4      3.7         .3      0.2        (6.0)     (2.0)
                                --------- --------  --------- --------   ---------  --------
Income (loss)before
  extraordinary loss ........         8.9      6.0         .4      0.2       (13.3)     (4.6)
Extraordinary loss ..........         2.9      2.0         .1      0.0         0.0       0.0
                                --------- --------  --------- --------   ---------  --------

    Net income (loss) .......   $     6.0      4.0% $      .3      0.2%  $   (13.3)     (4.6)%
                                ========= ========  ========= ========   =========  ========

FISCAL 1999 COMPARED TO FISCAL 1998

     Net sales for the year ended January 1, 2000 increased to $294.7 million or 71.3% compared to $172.0 million for fiscal 1998. The increase in net sales occurred in the Decorative Home Furnishings segment which increased 240% to $221.8 million. This significant increase is attributable to the acquisitions of APE and Ex-Cell which combined generated net sales of $167.0 million during fiscal 1999 as compared to $17.4 million in the fourth quarter of 1998 related to APE. The Decorative Home Furnishings segment also benefited from internal sales growth of consumer rugs. The increase in sales of home furnishings items was slightly offset by the decline in sales in the Fabric Division to $74.6 million from $106.7 million in fiscal 1998. This decrease was due to continued softness in the product category as a result of unseasonably warm weather and the influx of low-priced, apparel products, mainly from Asia.

     Gross profit for fiscal 1999 increased to $82.6 million or 71% from $48.3 million in the prior year. The increase in gross profit was the result of the large increase in sales in the Decorative Home Furnishings segment. Gross margin was negatively impacted by $2.2 million related to the sale of Ex-Cell inventory that had been written up at the time of acquisition in accordance with generally accepted accounting principles. The Fabric Division's gross margin was negatively impacted by the result of declining sales. However, the Fabric Division did experience benefits from the previously discussed restructuring efforts which reduced manufacturing overhead and streamlined operations.

     Operating expenses for fiscal 1999 increased to $76.1 million or 25.8% of net sales as compared to $32.9 million or 19.1% of net sales in fiscal 1998. Included in fiscal 1999 operating expenses is a $13.1 million restructuring charge recorded in the first quarter of 1999 associated with the previously discussed consolidation of operations in the Fabric Division. Operating expenses increased on a dollar basis as a result of the APE and Ex-Cell acquisitions. Operating expenses also increased as a result of the amortization of goodwill related to the acquisitions of APE and Ex-Cell which combined totaled $2.0 million in fiscal 1999 compared to $ .2 million in fiscal 1998. Fiscal 1998 operating expenses included $3.5 million related to compensation expenses associated with the APE acquisition agreement. No such expenses were incurred for the year ended January 1, 2000.

     The Company's fiscal 1999 income from operations decreased to $6.5 million from $15.4 million in fiscal 1998. This decline is the result of the factors described above.

     Interest expense increased to $25.1 million in fiscal 1999 as compared to $13.9 million. Interest expense increased due to higher levels of debt as a result of the APE and Ex-Cell acquisitions as well as to fund higher working capital needs due to these new businesses.

     The Company reported a net loss of $13.3 million for fiscal 1999 which is net of a $6.0 million tax benefit. For fiscal 1998, the Company reported net income of $ .3 million.

FISCAL 1998 COMPARED TO FISCAL 1997

     Net sales for the year ended January 2, 1999 were $172.0 million compared to $146.9 million for fiscal 1997. This increase of $25.1 million or 17.1% is related to increased sales in the Decorative Home Furnishing segment. This increase is primarily due to the purchase of APE which generated approximately $17.4 million in sales subsequent to October 2, 1998 as well as increased sales of household rugs. The Fabric Division sales for 1998 were down slightly to $106.7 million from $107.1 million in fiscal 1997.

     Gross profit for fiscal 1998 was $48.3 million or 28.1% of net sales compared to $48.8 million or 33.2% of net sales for the prior year. This decrease is attributable to lower operating results in the Fabric Division, as a result of increased overhead costs including increased levels of depreciation due to the Company's capital expenditure program. This decrease was partially offset by operating improvements in the Home Furnishings Division. Subsequent to October 2, 1998, APE contributed $3.2 million of gross profit which was negatively impacted by approximately $3.4 million of costs associated with inventory sold during the fourth quarter of 1998 that had been written up at time of the acquisition in accordance with generally accepted accounting principles.

     Operating expenses for fiscal 1998 increased to $32.9 million from $22.9 million for the prior year. Of this $10.0 million increase, APE's operating expenses totaled $8.0 million. APE's results include a $3.5 million charge for incentive compensation expense related to employees of APE based on 1998 earnings as outlined in the acquisition agreement. Operating expenses increased $ .8 million as a result of Glenoit Canada being included in a full year of operations after being acquired in September 1997. Other increases were primarily related to sales categories such as commissions and compensation costs.

     Operating income decreased to $15.4 million for fiscal 1998 from $25.9 million in fiscal 1997. The Fabric Division's operating income declined $6.7 million to $21.1 million due to unabsorbed overhead costs as previously mentioned. The

Decorative Home Furnishings Division operating income declined $4.4 million from 1997 levels. Since October 2, 1998, APE reported an operating loss of $4.8 million, due to the $6.9 million of charges described above.

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

     On April 1, 1997, the Company issued $100 million of senior subordinated notes (the "Notes"). Concurrently with the issuance of the Notes, the Company entered into a $70 million senior credit facility ("the New Credit Facility") with a syndicate of lenders led by Banque National de Paris ("BNP"), pursuant to which the Company obtained available credit (i) up to $45.0 million for working capital and general corporate purposes (the "Working Capital Commitment"), subject to a Borrowing Base, and (ii) up to $25.0 million for acquisitions (the "Acquisition Commitment"). On October 2, 1998, the New Credit Facility was amended to increase the Acquisition Commitment to $76 million. On October 2, 1998, the Company borrowed approximately $55.7 million under the Acquisition Commitment in connection with the acquisition of APE. In connection with the acquisition of Ex-Cell, the Company amended and restated the New Credit Facility to increase its borrowing availability to $200 million. This additional availability was reduced to $175 million in connection with the June, 1999 amendment discussed below and is currently comprised of (i) $65 million as the Working Capital Commitment, subject to the Borrowing Base, as defined, (ii) $40 million Term A loan, and (iii) $70 million Term B loan. Principal payments under the Term A and Term B loans began on September 30, 1999 at a total of $1.7 million per quarter and increase over the life of loans. Borrowings under the Term A loan and Working Capital Commitment are required to be fully repaid by December 31, 2003 and borrowings under the Term B loan are required to be fully repaid by June 30, 2004. On the date of the Ex-Cell acquisition, both the Term A and Term B loans were fully drawn. During November 1999, the Company prepaid a total of approximately $1 million of loans outstanding under the Term A and Term B facilities with excess cash proceeds from the sale of fixed assets related to the previously discussed plant closure. At January 1, 2000, there were borrowings of approximately $37.0 million under the Working Capital Commitment and approximately $9.1 million available to borrow under the Working Capital Commitment. A more detailed description of the senior subordinated notes and the senior credit agreement may be found in the notes to consolidated financial statements.

     As of June 29, 1999, the Company's senior lenders waived the Company's requirement to maintain and meet certain financial covenants contained in the New Credit Facility for the period ending July 3, 1999. In connection with obtaining the waiver, the Working Capital Commitment was reduced from $90 million to $65 million and certain financial covenants were amended including an amendment to require monthly testing of the Company's total leverage and senior leverage ratios. The Company was not in compliance with these ratios for the month of July, 1999 and, accordingly, received a waiver with respect to such non-compliance as well as amended the August, 1999 and September, 1999 covenants on August 20, 1999. As a result of a temporary shut down of two facilities in Tarboro, N. C. due to Hurricane Floyd during September, 1999, the Company was not in compliance with the revised covenants as of October 2, 1999. The Company received a waiver for such non-compliance as of October 29, 1999. On November 19, 1999, the Company received a waiver which eliminated the requirement to meet certain financial covenants for the month of October and amended existing covenants for November and December 1999 as well as created monthly covenants for January and February 2000.

     As of January 1, 2000, the Company was in compliance with its covenants related to both the New Credit Facility and the Notes. On February 23, 2000, the Company failed to repay approximately $2 million of borrowings outstanding under the Working Capital Commitment that was required as a result of an insufficient borrowing base which resulted in a default under the New Credit Facility. The insufficient borrowing base was the result of missed shipments during the last week of January 2000 due to a blizzard in Eastern North Carolina that closed operating facilities and restricted shipments. On March 16, 2000, the Company's lenders waived this default until April 10, 2000 and limited the Company's availability under the Working Capital Commitment to approximately $48.3 million, including $3.3 million specifically for letters of credit, with a view towards negotiating mutually acceptable modifications to the facility prior to April 10, 2000. The Company and its lenders have been unable to negotiate such modifications to date and, as of April 11, 2000, the Company was in default under the New Credit Facility as a result of the termination of the above waiver. In accordance with terms of the New Credit Facility, the Company's lenders notified the Company on April 13, 2000 that such lenders were exercising their election to prohibit the Company from making the interest payments of approximately $5.3 million due under the Notes on April 15, 2000. Accordingly, as of April 15, 2000, the Company will be in default under the terms of the Notes due to its failure to make the April 15, 2000 interest payment. As a result of the above defaults, all of the Company's borrowings under the Notes and New Credit facility are classified as current liabilities.

     It is anticipated that for the first quarter ended April 1, 2000, the Company will be in default of certain financial covenants under the New Credit Facility which had not previously been adjusted under the waivers and amendments received prior to January 1, 2000. The Company is currently in negotiations with its senior lenders to conform its financial covenants and borrowing needs to its current business plan. Even though discussions are ongoing, there can be no assurance that the Company will obtain the necessary amendments and waivers or as to the terms thereof. The Company is currently reviewing alternative financing and strategic options to attempt to address both the defaults outstanding under the New Credit Facility and the Notes as well as reduce the Company's overall leverage. The Company has until May 15, 2000 to make the outstanding interest payment due under the Notes to cure the anticipated Event of Default; however, the Company does not expect to make this payment on a timely basis unless the Company's lenders rescind their election to prohibit such payment and the Company has sufficient liquidity. The Notes also contain a cross-acceleration clause under which they become due and payable in the event that the Company's senior lenders demand payment of the New Credit Facility.

     Barring an intervening acceleration of the indebtedness under the New Credit Facility or an insolvency proceeding, the Company believes it has sufficient liquidity to meet its current cash needs through approximately May 15, 2000 as a result of not paying the $5.3 million of outstanding interest due on the Notes as of April 15, 2000. The Company's future operating performance and ability to service or refinance the Notes and to extend or refinance its other indebtedness will be subject to future economic conditions and to financial, business and other factors beyond the Company's control.

     Ex-Cell has a factoring arrangement whereby substantially all of its accounts receivable are assigned and sold without recourse. During November 1999, the Company entered into a factoring agreement for its Fabric Division whereby all pre-approved accounts are assigned without recourse. The Company does retain credit risks on customer orders that were not approved by the factor. As of January 1, 2000, the Company retained credit risk of approximately $1.5 million related to accounts not factored under these two agreements.

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

     Holdings is a holding company and as a result does not have any substantive assets or operations that generate revenues or cashflows. Accordingly, Holdings relies on the Company's distribution of dividends to meet its obligations, including interest and principal payments. As of January 1, 2000, Holdings has obligations with a face amount of $32.6 million, bearing interest at stated rates between 5% to 12.5%, to shareholders with principal due in 2004 and 2005. For further discussion see Note 13 of the Consolidated Financial Statements.

     On March 5, 1997, the Company declared a dividend and issued a note in the amount of approximately $5.8 million to a shareholder of Holdings in satisfaction of a contingent earnout obligation of Holdings as discussed in Note 11 to the Consolidated Financial Statements.

     In July 1998, Holdings settled a dispute regarding additional purchase price owed to a shareholder associated with the recapitalization in December 1995 discussed in Note 2 to the Consolidated Financial Statements. Accordingly, Holdings paid approximately $1.9 million to the shareholder during July 1998. These funds were paid to Holdings by the Company as a dividend.

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

     During fiscal 1999, net cash used in operations was $4.1 million which includes the impact of Ex-Cell subsequent to February 12, 1999. Receivables decreased by $4.2 million, primarily as a result of the new factoring agreement, while inventories increased by $13.2 million to support the sales growth in the Decorative Home Furnishings segment. Accrued expenses decreased $7.9 million due to the payment of APE 1998 compensation arrangement and costs associated with the restructuring charge. Accounts payable increased $2.1 million in connection with the increase in inventories.

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


     CAPITAL IMPROVEMENTS

     Capital expenditures totaled $7.5 million during the year ended January 1, 2000. These additions were primarily in the Decorative Home Furnishings Division for advanced printing equipment, expanded manufacturing capacity and upgrades to the management information systems. Capital expenditures for fiscal 1998 totaled $17.9 million. These additions were primarily to increase capacity in the Fabric Division. Expenditures were made for upgrades to Management Information System. Capital expenditures for the year ended January 3, 1998 were $19.6 million. These additions were primarily in the Fabric Division for additions of knitting and blending equipment to increase capacity as well as a plant expansion in Tarboro, N. C. Expenditures were also made for upgrades to management information systems.

SEASONALITY

     The Company's business is seasonal in nature. Generally, there is increased retail demand for home furnishing products and garments during the fall (back-to-school) and December holiday selling seasons. Consequently, demand for the Company's products is generally higher during the Company's second and third fiscal quarters when such products are produced for these selling seasons.

INFLATION

     The Company believes that inflation has not had a material impact on its results of operations for the three fiscal years ended January 1, 2000 due to the relatively low rates of inflation during this period.


IMPACT OF YEAR 2000 COMPLIANCE

     The Company has currently not experienced any significant systems or other Year 2000 related problems. The Company substantially completed all the conversions that were in progress to improve operating efficiencies in which Year 2000 corrections were ancillary. The Company capitalized the costs associated with these conversions in accordance with appropriate accounting policies.


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


QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's exposure to market risk relates to changes in interest rates and foreign currency rates. During 1999, the Company entered into an interest rate cap agreement which caps the maximum Eurodollar rate to be paid by the Company at 6.5% on an $82.5 million notional amount. As of January 1, 2000, the market value of this cap was approximately $1 million. The Company has not utilized any other derivative financial instruments. The Company's borrowings under its New Credit Facility bear interest rates based on either a floating Base Rate or the Eurodollar Rate. As of January 1, 2000, the Company had $142.7 million outstanding under its New Credit Facility. The Company's other borrowings consist of $95.0 million of senior subordinated debt due on April 2007 at a fixed rate of 11%. As of January 1, 2000, the average interest rate on the borrowings under the New Credit Facility was 10.4%. The definitive extent of the Company's interest rate risk under the New Credit Facility is not quantifiable or predictable because of the variability of future interest rates and borrowing requirements.

     The Company is exposed to foreign currency risk by virtue of its Canadian and Chinese operations. However, less than 10% of its annual revenues are generated by these operations. Both China and Canada have traditionally had relatively stable currencies and therefore the Company believes its exposure to significant adjustments to be minimal. Additionally, the Company's consolidated financial statements are denominated in U. S. dollars and, accordingly, changes in the exchange rate between U. S. dollars and these currencies affect the operating results as well as stockholder's deficit. These adjustments, to date, have not been material to the Company's consolidated balance sheet.


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

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None

                                    PART III

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth the names, ages as of January 1, 2000, and a brief account of the business experience of each director and executive officer of the Company. Under the terms of the Stockholders Agreement (as defined), the board of directors of Holdings will be the same as the board of directors of the Company. See "Certain Relationships and Related Transactions--Stockholders Agreement." The Company's By-laws, provide that each director shall hold office for a term of one (1) year or until his or her successor is elected and qualified.

     NAME              AGE                         POSITION
     ----              ---                         --------
Thomas J. O'Gorman....  65  President, Chief Executive Officer and Director
Samuel Samelson.......  59  President - Ex-Cell Home Fashions, Inc.
Gregory D. Block......  34  President - American Pacific Enterprises, Inc.
Kevin R. Kennedy......  45  President--Consumer Rugs
Gary L. Mazzie........  40  President - Fabric Division
Lester D. Sears.......  51  Executive Vice President and Chief Financial Officer
John Mowbray O'Mara...  71  Director
Saleem Muqaddam.......  52  Director
Isaac Schapira........  46  Director
Joseph M. Silvestri...  37  Director


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

     GREGORY D. BLOCK. In connection with the acquisition of APE, Mr. Block joined the Company in his current position. Prior to that date, Mr. Block was part owner and served as Co-CEO of APE primarily responsible for product development and merchandise sourcing. Mr. Block joined APE in 1991 after serving two years in the U. S. Central Intelligence Agency.

     SAMUEL SAMELSON. In connection with the acquisition of Ex-Cell, Mr. Samelson joined the Company in his current position. Mr. Samelson has been with Ex-Cell since 1965 serving in various positions including overall responsibility for the manufacturing operations. Mr. Samelson was promoted to President of Ex-Cell in 1987 and was a minority shareholder prior to the acquisition.

     GARY J. MAZZIE. Mr. Mazzie was promoted to President of the Fabric Division during 1999 after serving as the Fabric Division's Director of Operations and two years as its Business Manager. Prior to joining the Company, Mr. Mazzie served in various management positions with Inman Mills from 1986 to 1995.

     KEVIN R. KENNEDY. Mr. Kennedy joined the Company in 1997 as President of the consumer rug product group. Prior to that, Mr. Kennedy served in various executive positions with Couristan, Inc., most recently as Executive Vice President of Sales and Marketing. Mr. Kennedy was also employed by Abraham & Strauss as a buyer for the area rug business and participated in A & S's executive management training program.

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

     JOSEPH M. SILVESTRI. Mr. Silvestri has been a director of the Company since his appointment by CVC in 1995. Mr. Silvestri has been employed by CVC since 1990 and has been a Vice President since 1995. Mr. Silvestri served as Assistant Vice President of CVC from 1990 to 1995. Mr. Silvestri serves on the Board of Directors of International Media Group, Triumph Group, Polyfibron Technologies, Inc., The GNI Group, ISG Resources, Inc. and Euramax International, Inc.

COMPENSATION OF DIRECTORS

     The Company's Board of Directors receive no compensation for their service as directors. Directors are reimbursed for their out-of-pocket expenses in connection with their travel to and attendance at meetings of the Board of Directors or committees thereof.

ITEM 11: EXECUTIVE COMPENSATION

     The following table sets forth certain information for the fiscal year ended January 1, 2000, concerning cash and non-cash compensation earned by the Chief Executive Officer and the four other most highly compensated executive officers of the Company whose combined salary and bonus exceeded $100,000 during such year.

                           SUMMARY COMPENSATION TABLE

                                                                                                LONG TERM      OTHER ANNUAL
                                                                                                ---------      ------------
                                                               ANNUAL COMPENSATION             COMPENSATION    COMPENSATION
                                                               -------------------             ------------    ------------

           NAME                PRINCIPAL POSITION       FISCAL YEAR    SALARY($)   BONUS($)  RESTRICTED STOCK       ($)
           ----                ------------------       -----------    ---------   --------  ----------------       ---
                                                                                                 AWARD($)
                                                                                                 --------
Thomas J. O'Gorman........ Chief Executive Officer          1999       $400,000    $800,000                          --
                                                            1998        400,000     800,000
                                                            1997        400,000     800,000     $182,787 (3)
Larry Levine (2).......... President - Fabric Division      1999        225,000                                      --
                                                            1998        300,000      25,125       33,333 (4)
                                                            1997        203,077     332,423
Samuel Samelson (5)....... President - Ex-Cell              1999        437,500   1,333,333
Lester D. Sears........... Executive Vice President &       1999        191,008     127,975
                           Chief Financial Officer          1998        181,912     116,078       33,333 (4)
                                                            1997        172,932     141,077
Kevin R. Kennedy(1) ...... President & Chief Operating      1999        208,000      37,500
                           Officer - Consumer Rugs          1998        200,000     150,000       33,333 (4)
                                                            1997         59,888

(1)  Employed as of September 1997.

(2)  Mr. Levine resigned from the Company effective as of July 1, 1999.

(3) In August 1997, Mr. O'Gorman was granted 1,286.211 options for restricted shares of Holdings' Class A common stock at an exercise price of $37,500. Mr. O'Gorman exercised the shares immediately. At the time of exercise, the Company estimated fair market value for the shares to be $220,287. See "Item 12: Security Ownership of Certain Beneficial Owners and Management" for total shares owned by Mr. O'Gorman.

(4) During June 1998, Holdings sold each of these three officers 285.82 shares of Holdings' Class A Common Stock at an exercise price of $52,777. The Company estimated the fair market value of each block of shares to be $86,110.

(5)  Employed as of February 12, 1999.

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

     Mr. Samelson has an employment agreement (the "Samelson Agreement") with Ex-Cell dated as of February 12, 1999 and expires on February 12, 2004 which provides for an annual salary of $525,000 and an incentive bonus of $600,000. Also, in connection with the acquisition, Mr. Samelson will be paid an additional $1 million bonus or a total of $2 million if certain EBITDA targets are met by Ex-Cell for fiscal 1999 and 2000. Mr. Samelson is entitled to all benefits under the Samelson Agreement unless terminated for cause (as defined thereon) or resigned for Good Reason (as defined therein).

     In connection with the acquisition of APE, the Company entered into an employment agreement with Mr. Block (the "Block Agreement") dated as of October 2, 1998 which expires on October 2, 2003. The Block Agreement provides for an annual salary of $300,000 as well as the opportunity for Mr. Block to participate in a Company sponsored incentive bonus plan beginning in fiscal year 2000. In the event Mr. Block's employment is terminated other than for "Cause" (as defined therein) or Mr. Block terminates for "Good Reason" (as defined therein), Mr. Block will be entitled to all salary and benefits outstanding and not paid under the term of the Block Agreement.

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

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Holdings owns 100% of the Company's common stock. The following table sets forth, as of January 1, 2000, certain information with respect to each class of Holdings Common Stock (as defined) beneficially owned by each director of the Company, all officers and directors of the Company as a group, and each person known to the Company to own beneficially more than 5% of Holdings Common Stock of any such class. Unless otherwise noted, the individuals have sole voting and investment power. As described under "Description of Capital Stock and Indebtedness of Holdings," certain classes of Holdings Common Stock are convertible into other classes of Holdings Common Stock. Except as noted in the footnotes to the table, the information in the table assumes no such conversion.

                                           CLASS A              CLASS B            CLASS C          CLASS D           CLASS E
                                           -------              -------            --------         -------           -------
          NAME AND ADDRESS            SHARES        %     SHARES       %      SHARES      %     SHARES      %     SHARES     %
          ----------------            ------        --    ------       --     ------      --    ------      --    ------     --
Citicorp Venture Capital, Ltd. .....    5,607      44.1%   16,901     78.5%       --      --      --        --       --      --
  399 Park Avenue
  New York, New York 10043
Soannes Investment Corporation .....    1,826      14.1        --                 --      --      --        --       --      --
  c/o Gratch Jacobs & Brozman
  950 Third Avenue
  New York, New York 10022
Isaac Schapira(a) ..................       --        --        --              3,579     100%     --        --       --      --
  c/o Gratch Jacobs & Brozman
  950 Third Avenue
  New York, New York 10022
Thomas J. O'Gorman .................    3,112      24.5        --       --        --      --      --        --       --      --
  111 West 40th Street
  New York, New York 10018
The Equitable Life Assurance
  Society of the United States .....    2,412(b)   19.0        --       --        --      --      --        --    2,412(b)  100%
  c/o Alliance Corporate Finance
  Group Incorporated
  1345 Avenue of the Americas
  New York, New York 10105
Banque Nationale de Paris ..........    1,715(c)   13.5     1,715(c)   7.3        --      --      --        --       --      --
  499 Park Avenue
  New York, New York 10022-1245
CCT Partners II, L.P.(d) ...........      997       7.9     3,005     13.8        --      --      --        --       --      --
  399 Park Avenue
  New York, New York 10043
Saleem Muqaddam(e) .................       55         *       167        *        --      --      --        --       --      --
  c/o Citicorp Venture Capital, Ltd.
  399 Park Avenue
  New York, New York 10043
Joseph Silvestri(e) ................        1         *         3        *        --      --      --        --       --      --
  c/o Citicorp Venture Capital, Ltd.
  399 Park Avenue
  New York, New York 10043
John Mowbray O'Mara ................       42        --       125       --        --      --      20       100       --      --
  623 Lake Avenue
  Greenwich, Connecticut 06830
All officers and directors as a
group(e) (7 persons) ...............    4,067      31.3       295      1.4     3,579     100      20       100       --      --

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

(e) Does not include shares held by CVC or CCT Partners II, L.P. that may be deemed to be beneficially owned by Messrs. Muqaddam and Silvestri. Messrs. Muqaddam and Silvestri disclaim beneficial ownership of shares held by CVC and CCT Partners II, L.P. Includes shares owned by Mr. Sears, and Mr. Kennedy not reflected above.

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

     During June 1998, Holdings sold three officers of the Company a total of
857.46 shares of Holdings Class A common stock for approximately $158,000. Holdings loaned the officers an amount equal to the shares price and created full recourse notes receivable secured by the issued shares. During June 1999, one officer resigned from the Company and the related shares and outstanding note were cancelled.


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

     CVC, the Company's largest shareholder, has an interest in B&D as a result of CVC's purchase in 1991 of certain notes of Papercraft Corporation ("Papercraft"), the then-parent company of B&D, while Papercraft was the subject of a bankruptcy proceeding in the Western District of Pennsylvania. During the bankruptcy proceeding, a committee of certain other creditors of Papercraft (the "Committee") sought to have CVC's claim equitably subordinated to the claims of other creditors. This matter remains in dispute.

     Nonetheless, the Company believes that its relationship with B&D is excellent and has no reason to believe that the matters relating to CVC's interest in BDK or any sale of BDK will have a material adverse effect on the Company's business, financial condition or results of operations.

                                    PART IV:

ITEM 14: EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Financial Statements

    The financial statements listed in the accompanying Index to Consolidated Financial Statements are filed as part of this Annual Report on Form 10-K.

(b) Reports on Form 8-K

    On February 26, 1999, the Company filed on Form 8-K information regarding the acquisition of the capital stock of Ex-Cell Home Fashions, Inc. which occurred on February 12, 1999. On April 27, 1999 the Company filed an amendment to this Form 8-K to include required financial information related to the acquisition.

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

10.13 Amendment No. 4 to the Third Amended and Restated Credit Agreement, dated as of October 29, 1999, among Glenoit Corporation, the banks, financial institutions and other institutional lenders and Banque Nationale de Paris as Agent is hereby incorporated by reference to
         Exhibit 10.13 of Glenoit Corporation's Form 10-Q filed on November 23, 1999.

10.14 Amendment No. 5 to the Third Amended and Restated Credit Agreement, dated as of November 19, 1999, among Glenoit Corporation, the banks, financial institutions and other institutional lenders and Banque Nationale de Paris as Agent is hereby incorporated by reference to
         Exhibit 10.14 of Glenoit Corporation's Form 10-Q filed on November 23, 1999.

10.15 Amendment No. 6 to the Third Amended and Restated Credit Agreement, dated as of March 16, 2000, among Glenoit Corporation, the banks, financial institutions and other institutional lenders and Banque Nationale de Paris as Agent.

21.1 Subsidiaries of Glenoit Corporation is hereby incorporated by reference to Exhibit 21.1 to Glenoit Corporation's Registration Statement on Form S-4 (Registration No. 333-42411) filed on December 16, 1997.

27.1     Financial Data Schedule.



(d) Schedules

         Not applicable.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of New York, state of New York, on April 14, 2000.

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

     Pursuant to the requirements of the Securities Act of 1934, this report and power of attorney have been signed by the following persons on behalf of the registrant on April 14, 2000 in the capacities indicated:


                              By /s/ THOMAS J. O'GORMAN
                                 -----------------------------------------------
                                 Thomas J. O'Gorman
                                 President, Chief Executive Officer and Director (principal executive officer)


                              By /s/ LESTER D. SEARS
                                 -----------------------------------------------
                                 Lester D. Sears
                                 Executive Vice President and Chief Financial
                                 Officer (principal financial and accounting
                                 officer)


                              By /s/ JOHN MOWBRAY O'MARA
                                 -----------------------------------------------
                                 John Mowbray O'Mara
                                 Director


                              By /s/ SALEEM MUQADDAM
                                 -----------------------------------------------
                                 Saleem Muqaddam
                                 Director


                              By /s/ ISAAC SCHAPIRA
                                 -----------------------------------------------
                                 Isaac Schapira
                                 Director


                              By /s/ JOSEPH M. SILVESTRI
                                 -----------------------------------------------
                                 Joseph M. Silvestri
                                 Director

                                   SIGNATURES

     Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of New York, state of New York, on April 14, 2000.

                              GLENOIT ASSET CORPORATION


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

     Pursuant to the requirements of the Securities Act of 1934, this Annual Report and power of attorney have been signed by the following persons on behalf of the registrant on April 14, 2000 in the capacities indicated:


                           By /s/ THOMAS J. O'GORMAN
                              --------------------------------------------------
                                 Thomas J. O'Gorman
                                 President, Chief Executive Officer and Director (principal executive officer)


                           By /s/ PETER J. WINNINGTON
                              --------------------------------------------------
                                 Peter J. Winnington
                                 Secretary and Vice President


                           By /s/ WILLIAM S. RYMER
                              --------------------------------------------------
                                 William S. Rymer
                                 Treasurer

                      GLENOIT CORPORATION AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Accountants.........................................................................    F-2

Consolidated Balance Sheets as of January 2, 1999 and January 1, 2000.....................................    F-3

Consolidated Statements of Operations for the years ended January 3, 1998, January 2, 1999 and
   January 1, 2000........................................................................................    F-5

Consolidated Statements of Stockholder's Deficit for the years ended January 3, 1998,
   January 2, 1999 and January 1, 2000....................................................................    F-6

Consolidated Statements of Comprehensive Income (Loss) for the years ended January 3, 1998,
   January 2, 1999 and January 1, 2000....................................................................    F-6

Consolidated Statements of Cash Flows for the years ended January 3, 1998,
January 2, 1999 and January 1, 2000.......................................................................    F-7

Notes to Consolidated Financial Statements................................................................    F-8

REPORT OF INDEPENDENT ACCOUNTANTS

The Board of Directors and Shareholders of
Glenoit Corporation

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of comprehensive income (loss), of stockholder's deficit, and of cash flows present fairly, in all material respects, the financial position of Glenoit Corporation and its subsidiaries (the "Company"), a wholly-owned subsidiary of Glenoit Universal, Ltd., as of January 1, 2000 and January 2, 1999, and the results of their operations and their cash flows for each of the three years in the period ended January 1, 2000, January 2, 1999 and January 3, 1998 in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Notes 1 and 7 to the financial statements, the Company's violation of certain provisions of its debt agreements raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Notes 1 and 7. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

PricewaterhouseCoopers LLP

Raleigh, North Carolina
March 21, 2000, except as to Notes 1 and 7 for which the date is April 14, 2000

                      GLENOIT CORPORATION AND SUBSIDIARIES
             (A WHOLLY-OWNED SUBSIDIARY OF GLENOIT UNIVERSAL, LTD.)

                           CONSOLIDATED BALANCE SHEETS

                                                                  JANUARY 2,        JANUARY 1,
                                                                     1999              2000
                                                                     -----             ----
                      ASSETS
Current assets:
     Cash and cash equivalents .............................   $     339,700    $   2,015,080
     Receivables:
          Trade accounts receivable, net of allowance of
             $2,360,000 and $5,470,000 as of January 2, 1999
             and January 1, 2000, respectively .............      29,666,112       27,639,925
          Other receivables ................................         364,996        2,396,339
      Inventories ..........................................      19,734,042       50,974,925
      Deferred tax asset ...................................       2,981,306        3,406,960
      Prepaid expenses and other current assets ............         816,173        1,012,441
                                                               -------------    -------------
               Total current assets ........................      53,902,329       87,445,670
                                                               -------------    -------------

Property, plant and equipment:
     Land ..................................................         698,891        1,233,290
     Buildings and improvements ............................      10,619,144       14,677,246
     Machinery and equipment ...............................      48,510,929       67,259,267
     Computer equipment ....................................       4,207,744        7,617,064
     Furniture and fixtures ................................         940,409        1,728,944
     Leasehold improvements ................................         670,027        2,624,780
     Construction-in-progress ..............................       3,276,432        1,055,176
                                                               -------------    -------------
               Total .......................................      68,923,576       96,195,767
     Less accumulated depreciation and amortization ........     (19,815,265)     (28,494,090)
                                                               -------------    -------------
               Net property, plant and equipment ...........      49,108,311       67,701,677
                                                               -------------    -------------
Other assets:
     Notes receivable from related party ...................         266,821          246,810
     Intangible assets, net of accumulated amortization of
        $1,735,000 and $3,185,000 as of
        January 2, 1999 and January 1, 2000,
        respectively .......................................      35,715,233       50,933,860
     Deferred loan costs and other, net of accumulated
        amortization of $1,181,000 and $2,836,000
        as of January 2, 1999 and January 1, 2000,
        respectively .......................................       5,195,653        9,293,032
     Other .................................................         510,716        1,324,424
                                                               -------------    -------------
               Total assets ................................   $ 144,699,063    $ 216,945,473
                                                               =============    =============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

                      GLENOIT CORPORATION AND SUBSIDIARIES
             (A WHOLLY-OWNED SUBSIDIARY OF GLENOIT UNIVERSAL, LTD.)

                           CONSOLIDATED BALANCE SHEETS

                                                                           JANUARY 2,         JANUARY 1,
                                                                              1999               2000
                                                                              ----               ----
              LIABILITIES AND STOCKHOLDER'S DEFICIT
Current liabilities:
     Accounts payable ................................................   $   2,888,602    $  10,061,519
     Accrued expenses ................................................       5,389,816        6,408,338
     Accrued compensation ............................................       5,208,116        4,274,474
     Accrued interest ................................................       2,701,102        3,224,475
     Current maturities of Long-term debt ............................             -        237,681,953
     Payable to related party ........................................       8,521,000              -
     Due to Holdings .................................................       1,752,143        2,462,933
                                                                         -------------    -------------
               Total current liabilities .............................      26,460,779      264,113,692

Long-term debt--less current maturities ..............................     160,707,499              -
Deferred income taxes ................................................       3,382,058        5,840,012
Other ................................................................         504,196        6,125,933
                                                                         -------------    -------------
               Total liabilities .....................................     191,054,532      276,079,637
                                                                         -------------    -------------

Commitments and contingencies

Stockholder's deficit:
     Common stock, $.01 par value, 1,000 shares authorized, issued and outstanding as of January 2, 1999
        and January 1, 2000 ..........................................              10               10
     Additional paid-in capital ......................................       1,461,713        1,461,713
     Accumulated deficit .............................................     (46,966,633)     (60,255,036)
     Accumulated other comprehensive loss ............................        (850,559)        (340,851)
                                                                         -------------    -------------
               Total stockholder's deficit ...........................     (46,355,469)     (59,134,164)
                                                                         -------------    -------------
               Total liabilities and stockholder's deficit ...........   $ 144,699,063    $ 216,945,473
                                                                         =============    =============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

                      GLENOIT CORPORATION AND SUBSIDIARIES
             (A WHOLLY-OWNED SUBSIDIARY OF GLENOIT UNIVERSAL, LTD.)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                            YEARS ENDED
                                          -----------------------------------------------
                                            JANUARY 3,       JANUARY 2,        JANUARY 1,
                                              1998             1999               2000
                                              -----            -----              ----
Net sales .............................   $ 146,920,759    $ 172,042,207    $ 294,724,697
Cost of sales .........................      98,061,440      123,696,704      212,154,943
                                          -------------    -------------    -------------
          Gross profit ................      48,859,319       48,345,503       82,569,754
                                          -------------    -------------    -------------
Operating expenses:
     Selling ..........................      12,309,451       15,024,758       23,837,975
     Administrative ...................       8,780,595       16,115,200       35,057,507
     Research and development .........       1,842,639        1,736,106        4,070,252
     Restructuring charge .............              --               --       13,100,000
                                          -------------    -------------    -------------

          Total operating expenses ....      22,932,685       32,876,064       76,065,734
                                          -------------    -------------    -------------
Income from operations ................      25,926,634       15,469,439        6,504,020
                                          -------------    -------------    -------------
Other income (expense):
     Interest expense, net ............     (10,938,341)     (13,941,672)     (25,089,954)
     Amortization of deferred financing
        costs .........................        (645,621)        (690,656)      (1,654,778)
     Other ............................         (86,853)        (147,624)         921,113
                                          -------------    -------------    -------------
          Total other expense .........     (11,670,815)     (14,779,952)     (25,823,619)
                                          -------------    -------------    -------------
Income (loss) before income taxes and
   extraordinary loss .................      14,255,819          689,487      (19,319,599)
Income tax expense (benefit) ..........       5,390,412          307,915       (6,031,196)
                                          -------------    -------------    -------------

Income (loss) before extraordinary loss       8,865,407          381,572      (13,288,403)
Extraordinary loss on early
   extinguishment of debt, net of tax
   benefit of $1,527,000 for the year
   ended January 3, 1998 and
   $67,000 for the year ended
   January 2, 1999 ....................       2,856,884          117,236              -
                                          -------------    -------------    -------------
Net income (loss) .....................   $   6,008,523    $     264,336    $ (13,288,403)
                                          =============    =============    =============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

                      GLENOIT CORPORATION AND SUBSIDIARIES
             (A WHOLLY-OWNED SUBSIDIARY OF GLENOIT UNIVERSAL, LTD.)

                    CONSOLIDATED STATEMENTS OF STOCKHOLDER'S
             DEFICIT FOR THE YEARS ENDED JANUARY 3, 1998, JANUARY 2,
                            1999 AND JANUARY 1, 2000

                                                                                                         ACCUMULATED
                                           SHARES OF                     ADDITIONAL                        OTHER
                                             COMMON        COMMON          PAID-IN      ACCUMULATED     COMPREHENSIVE
                                             STOCK         STOCK           CAPITAL        DEFICIT           INCOME           TOTAL
                                         ------------    ------------    ------------   ------------    ------------   ------------
Balance as of January 4, 1997 ........          1,000    $         10    $  1,161,713   $(43,960,041)          $ -     $(42,798,318)
Net income ...........................                                                     6,008,523                      6,008,523
Dividends ............................                                                    (7,343,581)                    (7,343,581)
Stock compensation ...................                                        200,000                                       200,000
Accumulated other comprehensive loss .                                                                      (232,614)      (232,614)
                                         ------------    ------------    ------------   ------------    ------------   ------------

Balance as of January 3, 1998 ........          1,000              10       1,361,713    (45,295,099)       (232,614)   (44,165,990)
Net income ...........................                                                       264,336                        264,336
Dividends ............................                                                    (1,935,870)                    (1,935,870)
Stock compensation ...................                                        100,000                                       100,000
Accumulated other comprehensive loss .                                                                      (617,945)      (617,945)
                                         ------------    ------------    ------------   ------------    ------------   ------------

Balance as of January 2, 1999 ........          1,000              10       1,461,713    (46,966,633)       (850,559)   (46,355,469)
Net loss .............................                                                   (13,288,403)                   (13,288,403)
Accumulated other comprehensive income                                                                       509,708        509,708
                                         ------------    ------------    ------------   ------------    ------------   ------------
Balance as of January 1, 2000 ........          1,000    $         10    $  1,461,713   $(60,255,036)   $   (340,851)  $(59,134,164)
                                         ============    ============    ============   ============    ============   ============


             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

                                                                          Years Ended
                                                     -------------------------------------------------------
                                                     January 3, 1998    January 2, 1999      January 1, 2000
                                                     ---------------    ---------------      ---------------
Net income (loss)................................        $6,008,523        $264,336            $(13,288,403)
Other comprehensive income (loss), net of tax:
     Currency translation adjustment.........              (147,710)       (392,395)                323,665
                                                          ---------       ---------            ------------
Comprehensive income (loss)................              $5,860,813       $(128,059)           $(12,964,738)
                                                         ==========       ==========           =============


         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED
                             FINANCIAL STATEMENTS.

                      GLENOIT CORPORATION AND SUBSIDIARIES
             (A WHOLLY-OWNED SUBSIDIARY OF GLENOIT UNIVERSAL, LTD.)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                              YEARS ENDED
                                                                              -----------
                                                              JANUARY 3,       JANUARY 2,       JANUARY 1,
                                                                1998              1999            2000
                                                            -------------    -------------    -------------
Cash flows from operating activities:
  Net income (loss) .....................................   $   6,008,523    $     264,336    $ (13,288,403)
    Adjustments to reconcile net income (loss) to net
      cash provided by (used in) operating activities:
      Loss on early extinguishment of debt ..............       4,383,884          184,624                -
      Deferred income taxes .............................         (81,781)        (753,382)      (1,171,129)
      Depreciation and amortization .....................       3,861,613        6,415,650       12,278,527
      Restructuring charge ..............................               -                -       13,100,000
      Loss (gain) on sale of property and equipment .....         234,020           19,497         (198,843)
      Stock compensation ................................         200,000          100,000                -
      Effect of foreign currency exchange rate ..........        (232,614)        (617,945)         509,708
      Changes in operating assets and liabilities, net of
        acquired operating assets and liabilities:
        Trade and other receivables .....................       1,025,410        6,112,704        4,225,713
        Inventories .....................................       1,678,022        6,345,582      (13,202,475)
        Prepaid expenses and other ......................         443,589         (640,061)      (1,296,249)
        Due to Holdings .................................         944,564         (926,444)         710,790
        Accounts payable ................................       2,079,009       (4,415,003)       2,079,071
        Accrued expenses and other liabilities ..........       3,161,820        5,699,801       (7,865,271)
                                                            -------------    -------------    -------------
          Net cash provided by (used in) operating
            activities ..................................      23,706,059       17,789,359       (4,118,561)
                                                            -------------    -------------    -------------
Cash flows from investing activities:
  Purchases of acquired businesses ......................      (8,209,333)     (55,671,337)     (59,649,243)
  Purchases of and additions to property, plant and
    equipment ...........................................     (19,605,752)     (17,901,934)      (7,529,821)
  Proceeds from sale of property and equipment and
    refunds of deposits..................................          52,300           55,542        1,750,706
                                                            -------------    -------------    -------------
          Net cash used in investing activities .........     (27,762,785)     (73,517,729)     (65,428,358)
                                                            -------------    -------------    -------------
Cash flows from financing activities:
  Payments on capital lease obligations .................        (625,821)        (759,619)               -
  Proceeds from line of credit and issuance of debt .....     124,600,000       80,707,499      181,583,168
  Payments on line of credit and debt ...................    (104,600,000)     (17,000,000)    (104,608,713)
  Payments for financing costs ..........................      (6,950,409)        (987,121)      (5,752,156)
  Advances on  notes receivable - related party .........               -          (79,099)               -
  Dividends paid ........................................      (1,600,000)      (1,935,870)               -
  Purchase of senior subordinated notes .................               -       (4,950,000)               -
  Payment of note payable to related party ..............      (5,743,581)               -                -
                                                            -------------    -------------    -------------
          Net cash provided by financing activities .....       5,080,189       54,995,790       71,222,299
                                                            -------------    -------------    -------------
          Net increase (decrease) in cash and cash
            equivalents .................................       1,023,463         (732,580)       1,675,380
Cash and cash equivalents at beginning of year ..........          48,817        1,072,280          339,700
                                                            -------------    -------------    -------------
Cash and cash equivalents at end of year ................   $   1,072,280    $     339,700    $   2,015,080
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

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

                      GLENOIT CORPORATION AND SUBSIDIARIES
             (A WHOLLY-OWNED SUBSIDIARY OF GLENOIT UNIVERSAL, LTD.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   DESCRIPTION OF BUSINESS

     On December 13,1995, Glenoit Universal, Ltd. ("Holdings") formed a wholly owned subsidiary, Glenoit Corporation (the Company), formerly Glenoit Intermediate, Inc. and exchanged all of the issued and outstanding stock of Glenoit Mills, Inc. and subsidiary ("Mills") for all of the issued and outstanding shares of common stock of Glenoit Corporation. During 1997, Mills was merged into the Company. The Company has two operating segments: (i) Decorative Home Furnishings which designs, manufactures, imports and distributes decorative textile home furnishings and (ii) a domestic manufacturer and marketer of specialty fabrics, primarily for the apparel industry, known as "sliver-knit" pile fabrics ("Fabric Division"). The Company's two most recent acquisitions (see Note 3), American Pacific Enterprises, Inc. ("APE") and Ex-Cell Home Fashions, Inc. ("Ex-Cell"), are part of the Decorative Home Furnishings segment.

   BASIS OF PRESENTATION

     Subsequent to January 1, 2000, the Company was in violation of certain covenants of its senior credit facility and senior subordinated notes (See Note
7). This matter raises substantial doubt about the Company's ability to continue as a going concern. The Company is currently in negotiations with its senior lenders and is reviewing alternative financing and strategic options to address the defaults outstanding as well as reduce the Company's overall leverage. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

   PRINCIPLES OF CONSOLIDATION

     On October 2, 1998, the Company acquired all the capital stock of APE (see
Note 3). On February 12, 1999, the Company acquired all of the outstanding shares of capital stock of Ex-Cell (see Note 3). Accordingly, as of January 1, 2000, the consolidated financial statements presented include the amounts of Glenoit Corporation and its wholly-owned subsidiaries Glenoit Canada, Glenoit Asset Corporation , APE and Ex-Cell.

     All material intercompany accounts and transactions are eliminated. The Company reports its operations on a fifty-two/fifty-three week fiscal year.

   USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. An estimate which could change by a material amount in the near term is the estimated allowance for obsolescence and lower of cost or market for inventory.

   CASH FLOW STATEMENTS

     The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. During 1998, the Company accrued approximately $8.5 million as additional purchase price of APE, which is a non-cash investing activity. This amount was paid during April 1999.

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

     Expenditures for repairs and maintenance are charged to expense as incurred. The costs of major renewals and betterments are capitalized and depreciated over their estimated useful lives. Upon disposition, the asset and related accumulated depreciation accounts are relieved and any related gain or loss is credited or charged to other income (expense).

     The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, in accordance with the provisions of Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. Accordingly, when indicators of impairment are present, the Company evaluates the carrying value of property, plant and equipment, and intangibles in relation to operating performance.

     Depreciation is primarily computed using the straight-line method over the related asset's estimated useful life as follows:

     Buildings and improvements................................. 20 to 40 years
     Machinery and equipment....................................  5 to 12 years
     Computer equipment.........................................   3 to 7 years
     Furniture and equipment....................................  3 to 12 years

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


   NET SALES

     The Company generally recognizes a sale when title passes to the customer (usually at the date of shipment). Amounts which are determined to be uncollectible are charged to operating expense. Sales returns and allowances are recorded against sales based on management's estimates of sales returns. Where the right of return exists under guaranteed sales arrangements, revenue is recognized when the products are sold by the retailer. One customer for each of the years ended January 2, 1999 and January 1, 2000 accounted for approximately 11% of consolidated net sales. One additional customer for the year ended January 1, 2000 accounted for approximately 10% of consolidated net sales. No single customer accounted for greater than 10% of consolidated net sales during the year ended January 3, 1998.

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

                      GLENOIT CORPORATION AND SUBSIDIARIES
             (A WHOLLY-OWNED SUBSIDIARY OF GLENOIT UNIVERSAL, LTD.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

   FAIR VALUES OF FINANCIAL INSTRUMENTS

     On January 1, 1995, the Company adopted the provisions of Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments" ("FAS No. 107"). The Company's primary financial instruments subject to the provisions of FAS No. 107 are debt instruments. The fair values of these instruments are based on market quotations and present value calculations using market interest rates. As of January 2, 1999 and January 1, 2000, the Company estimates the fair value of its debt instruments to be approximately $155,000,000 and $178,000,000, respectively.

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

   ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS


     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS No. 133"). FAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. The FASB recently delayed the required implementation of FAS No. 133 until fiscal year 2000. During 1999, the Company entered into an interest rate hedge agreement but does not expect the implementation of FAS No. 133 to have a material impact on the Company's consolidated financial position, results of operations, or cashflows.



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


3.  ACQUISITIONS

     Effective August 30, 1997, Glenoit Corporation through a wholly-owned subsidiary, Glenoit Corporation of Canada ("Glenoit Canada"), acquired certain assets and certain liabilities of Collins & Aikman Canada, Inc. for cash consideration of approximately $8.2 million. The acquisition has been accounted for as a purchase and, accordingly, the operating results of the acquired business have been included in the results of operations since the acquisition date. The purchase price allocation attributed approximately $3.4 million to net working capital items, approximately $4.4 million to property, plant and equipment and approximately $ .4 million to goodwill. For the year ended December 28, 1996, the acquired business had sales of approximately $11.6 million. Net income for the periods presented in the accompanying consolidated statements of income would not differ significantly on a pro forma basis adjusted for this acquisition.

                      GLENOIT CORPORATION AND SUBSIDIARIES
             (A WHOLLY-OWNED SUBSIDIARY OF GLENOIT UNIVERSAL, LTD.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

3. ACQUISITIONS (CONTINUED)

     On October 2, 1998, the Company acquired all the capital stock of American Pacific Enterprises, Inc. ("APE") for approximately $39.1 million, including fees and expenses, subject to post-closing adjustment. In addition, approximately $16.6 million of indebtedness of APE was extinguished by the Company in connection therewith. The purchase agreement also includes additional payments to the former owners of APE if certain earning targets for APE's operations are met during 1998 and 1999. For fiscal 1998, approximately $12.3 million was paid to the former owners and current employees during April 1999. Of this amount, approximately $3.5 million was paid to current employees and was expensed during 1998. The remaining $8.8 million was recorded as additional purchase price. Based on APE's operating results for 1999, there was no additional compensation expense or purchase price recorded. APE is a leading designer, importer and marketer of decorative textile home furnishings, principally quilts and specialty decorative bedding items. The acquisition has been accounted for as a purchase and, accordingly, the operating results of the acquired business have been included in the results of operations since the acquisition date. The purchase price allocation attributed approximately $31.8 million to net working capital items, approximately $1.3 million to property, plant and equipment and approximately $31.4 million to goodwill. Goodwill is being amortized on a straight-line basis over 25 years.

     On February 12, 1999, the Company acquired all the outstanding shares of capital stock of Ex-Cell Home Fashions, Inc. ("Ex-Cell") in a single transaction for approximately $44.1 million, including fees and expenses, subject to post-closing adjustments. In addition, approximately $6.8 million of debt of Ex-Cell was extinguished by the Company in connection therewith. The acquisition has been accounted for as a purchase and, accordingly, the operating results of the acquired business have been included in the results of operations since the acquisition date. Ex-Cell is engaged in the design, manufacture, importation and distribution of textile home furnishings, principally shower curtains, table linens and decorative pillows. The purchase price allocation attributed approximately $15.1 million to net working capital items, approximately $22.8 million to property, plant and equipment, $7.1 million to long term liabilities including deferred income taxes and approximately $20.1 million to goodwill. Goodwill is being amortized on a straight-line basis over 25 years.

     The following unaudited proforma summary of consolidated results of operations have been prepared as if the acquisitions of APE and Ex-Cell occurred at the beginning of the periods presented. In connection with the allocation of APE's purchase price, the Company wrote up APE's inventory by an estimated $3.4 million. This write-up of inventory negatively impacted gross margin during the Company's fourth quarter of 1998 as this inventory was sold. This one-time nonrecurring adjustment of $2.0 million, net of tax, is not reflected in the proforma results presented below. In connection with the allocation of Ex-Cell's purchase price, the Company wrote up Ex-Cell's inventory by approximately $2.2 million. This write-up negatively impacted gross margin during the Company's first nine months of 1999. The impact of this write-up is not reflected in the proforma results presented below. Certain costs associated with the former shareholders of Ex-Cell are also excluded from the proforma results.

                                                       YEARS ENDED
                                                       -----------
                                                JANUARY 2,        JANUARY 1,
                                                   1999              2000
                                                ------------     ------------
                                                       (Unaudited)

     Net sales................................. $304,600,000     $303,500,000
                                                ============     ============
     Net income (loss).........................    4,900,000     (12,100,000)
                                                ============     ============

     These unaudited pro forma results do not purport to be indicative of the results that would have actually been obtained if APE and Ex-Cell had been acquired as of January 4, 1998 or results of future periods.

                      GLENOIT CORPORATION AND SUBSIDIARIES
             (A WHOLLY-OWNED SUBSIDIARY OF GLENOIT UNIVERSAL, LTD.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


4.  INVENTORIES

     Inventories are summarized as follows:

                                                     JANUARY 2,     JANUARY 1,
                                                        1999           2000
                                                        -----          ----

     Raw materials..............................      $2,843,387     $9,269,434
     Work-in-progress...........................       1,933,812      4,985,545
     Finished goods.............................      14,956,843     36,719,946
                                                      ----------     ----------
          Total Inventories.....................     $19,734,042    $50,974,925
                                                     ===========    ===========

5.    FACTOR AGREEMENTS

      Ex-Cell has a factoring arrangement whereby substantially all of its accounts receivable are assigned and sold without recourse. During November 1999, the Company entered into a factoring agreement for its Fabric Division whereby all pre-approved accounts are assigned without recourse. The Company does retain credit risks on customer orders that were not approved by the factor. As of January 1, 2000, the Company retained credit risk of approximately $1.5 million related to accounts not approved for credit under these two agreements.

6.   RESTRUCTURING CHARGE

      On February 25, 1999, the Company's Board of Directors approved a plan to close one of its manufacturing operations of the Fabric Division. In connection with this activity, the Company discontinued operations at its leased Tennessee facility and terminated substantially all of the associates at that facility. The Company ceased substantially all operations in the facility on or about May 28, 1999. During the first quarter of fiscal 1999, the Company recorded a restructuring charge totaling $13.1 million of which $3.2 million related to the write-off of the goodwill, $1.8 million to cover the write-down of machinery and equipment to fair market value and the remainder for the costs of operating leases and severance and other personnel costs related to the termination of approximately 225 associates. Management reviewed its original write-down of fixed assets and compared the actual results of asset sales to original appraised values as well as reviewed any remaining asset values. In connection with this review, as of January 1, 2000, management determined that the write down of machinery and equipment should be increased to $3.4 million. Management also reviewed the anticipated requirements for operating leases and determined this amount should decrease by $1.6 million as a result of certain leased equipment being transferred to its other manufacturing facilities and placed in service. The components of the reserves for this facility are as follows (in thousands):


                                                             Original Reserve     Usage    Adjustment    Remaining Reserve
                                                             ----------------     -----    ----------    -----------------
Anticipated expenditures related to operating leases
     For plant and equipment .................................   $ 7,323         $(1,348)   $(1,586)         $ 4,389
Anticipated severance benefits ...............................       850            (850)         0                0
                                                                 -------         -------    -------          -------
                                                                 $ 8,173         $(2,198)   $(1,586)          $4,389
                                                                 =======         =======   =========         =======

                      GLENOIT CORPORATION AND SUBSIDIARIES
             (A WHOLLY-OWNED SUBSIDIARY OF GLENOIT UNIVERSAL, LTD.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


7.    LONG-TERM DEBT

         As of January 2, 1999 and January 1, 2000 long-term debt consisted of the following:

                                                                   January 2,        January 1,
                                                                     1999              2000
                                                                     -----             ----

            Senior credit facility...........................   $ 65,707,499        $142,681,953
            11% Senior subordinated notes ...................     95,000,000          95,000,000
                                                                  -----------         ----------
                 Total long-term debt........................   $160,707,499        $237,681,953
                                                                -------------       ------------
            Less current portion ............................            -           237,681,953
                                                                -------------       ------------
                                                                 $160,707,499       $        -
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

     On April 1, 1997, the Company also entered into a $70 million senior credit facility (the "Facility") with a financial institution. Of the total commitment of $70 million under the Facility, $25 million was designated as an Acquisition Commitment and $45 million as a Working Capital Commitment, which is a revolving credit facility limited to the Borrowing Base as defined in the Facility. On October 2, 1998, the Facility was amended to increase the Acquisition Commitment to $76 million. On October 2, 1998, in connection with the acquisition of APE, discussed in Note 3, the Company borrowed approximately $55.7 million under the Acquisition Commitment.

     As further discussed in Note 3, the Company acquired all outstanding shares of capital stock of Ex-Cell on February 12, 1999. In connection with that acquisition, the Company amended and restated the Facility to increase the borrowing availability to $200 million. The additional availability was reduced to $175 million in connection with the June, 1999 amendment discussed below and is currently comprised of (i) $65.0 million as the Working Capital Commitment, subject to the Borrowing Base as defined, (ii) $40.0 million Term A loan and
(iii) $70.0 million Term B loan. The borrowings under both the Working Capital Commitment and Term A loan, as amended, bear interest at the Base Rate plus 2.25% or the Eurodollar Rate plus 3.50%. Advances under the Term B loan bear interest at the Base Rate plus 3.00% or the Eurodollar Rate plus 4.25%.

     Beginning in July 1999, the interest rate charged on the Term A and Working Capital Commitment borrowings could decrease by 1.0% if certain financial ratios are met. Principal payments on the Term A and Term B loans began on September 30, 1999 at a total of $1.7 million per quarter and increase over the lives of the loans. Borrowings under the Term A loan and Working Capital Commitment are required to be fully repaid by December 31, 2003 and borrowings under the Term B loan are required to be fully repaid by June 30, 2004. On the date of the Ex-Cell acquisition, the Term A and Term B loans were fully drawn. The bank also extended up to a total of $5.0 million in letters of credit to the Company; however, the amount is limited to the amount of the unused Working Capital Commitment. During November 1999, the Company prepaid a total of approximately $1.0 million outstanding under the Term A and Term B loans with excess cash proceeds from the sale of fixed assets related to the previously discussed plant closure. At January 1, 2000, the Company had approximately $37.0 million outstanding under the Working Capital Commitment, and approximately $9.1 million available under the Working Capital Commitment.

                      GLENOIT CORPORATION AND SUBSIDIARIES
             (A WHOLLY-OWNED SUBSIDIARY OF GLENOIT UNIVERSAL, LTD.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

7.   LONG-TERM DEBT (CONTINUED)

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

     As of June 29, 1999, the Company's senior lenders waived the Company's requirement to maintain and meet certain financial covenants contained in the Facility for the period ending July 3, 1999. In connection with obtaining the waiver, the Working Capital Commitment was reduced from $90 million to $65 million and certain financial covenants were amended including an amendment to require monthly testing of the Company's total leverage and senior leverage ratios. The Company was not in compliance with these ratios for the month of July, 1999 and, accordingly, received a waiver for such non-compliance as well as amended the August, 1999 and September, 1999 covenants on August 20, 1999. In connection with these waivers and amendments, the Company paid a fee to the banking group of $440,000. As a result of a temporary shutdown of two facilities in Tarboro, N. C. caused by Hurricane Floyd during September, 1999, the Company was not in compliance with the revised covenants as of October 2, 1999 and received a waiver for such non-compliance as of October 29, 1999. On November 19, 1999, the Company received a waiver which eliminated the requirement to meet certain financial covenants for the month of October and amended existing covenants for November and December 1999 as well as created monthly covenants for January and February 2000. The Company paid a fee to the banking group of $440,000 in connection with obtaining these waivers and amendments.

     As of January 1, 2000, the Company was in compliance with its covenants related to both the New Credit Facility and the Notes. On February 23, 2000, the Company failed to repay approximately $2 million of borrowings outstanding under the Working Capital Commitment that was required as a result of an insufficient borrowing base which resulted in a default under the New Credit Facility. The insufficient borrowing base was the result of missed shipments during the last week of January 2000 as a result of a blizzard in Eastern North Carolina that closed operating facilities and restricted shipments. On March 16, 2000, the Company's lenders waived this default until April 10, 2000 and limited the Company's availability under the Working Capital Commitment to approximately $48.3 million, including $3.3 million specifically for letters of credit, with a view towards negotiating mutually acceptable modifications to the facility prior to April 10, 2000. The Company and its lenders have been unable to negotiate such modifications to date and, as of April 11, 2000, the Company was in default under the New Credit Facility as a result of the termination of the above waiver. In accordance with terms of the New Credit Facility, the Company's lenders notified the Company on April 13, 2000 that such lenders were exercising their election to prohibit the Company from making the interest payments of approximately $5.3 million due under the Senior Subordinated Notes on April 15, 2000. Accordingly, as of April 15, 2000, the Company will be in default under the terms of the Senior Subordinated Notes due to its failure to make the April 15, 2000 interest payment. As a result of the above defaults, all of the Company's borrowings under the Senior Subordinated Notes and New Credit Facility are classified as current liabilities.

     It is anticipated that for the first quarter ended April 1, 2000, the Company will be in default of certain financial covenants under the New Credit Facility which had not previously been adjusted under the waivers and amendments received prior to January 1, 2000. The Company is currently in negotiations with its senior lenders to conform its financial covenants and borrowing needs to its current business plan. Even though discussions are ongoing, there can be no assurance that the Company will obtain the necessary amendments and waivers or as to the terms thereof. The Company is currently reviewing alternative financing and strategic options to attempt to address both the defaults outstanding under the New Credit Facility and the Senior Subordinated Notes as well as reduce the Company's overall leverage. The Company has until May 15, 2000 to make the outstanding interest payment due under the Senior Subordinated Notes to cure the anticipated Event of Default; however, the Company does not expect to make this payment on a timely basis unless the Company's lenders rescind their election to prohibit such payment and the Company has sufficient liquidity. The Senior Subordinated Notes also contain a cross-acceleration clause under which they become due and payable in the event that the Company's senior lenders demand payment of the New Credit Facility.

                      GLENOIT CORPORATION AND SUBSIDIARIES
             (A WHOLLY-OWNED SUBSIDIARY OF GLENOIT UNIVERSAL, LTD.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

7.   LONG-TERM DEBT (CONTINUED)

     Barring an intervening acceleration of the indebtedness under the New Credit Facility or an insolvency proceeding, the Company believes it has sufficient liquidity to meet its current cash needs through approximately May 15, 2000 as a result of not paying the $5.3 million of outstanding interest due on the Senior Subordinated Notes as of April 15, 2000. The Company's future operating performance and ability to service or refinance the Notes and to extend or refinance its other indebtedness will be subject to future economic conditions and to financial, business and other factors beyond the Company's control.

     During June 1999, the Company entered into an interest rate cap agreement which caps the maximum Eurodollar rate to be paid by the Company at 6.5% on an $82.5 million notional amount. The Company paid approximately $820,000 to enter into this agreement.

     Substantially all of the Company's assets and operations are pledged as collateral for the New Credit Facility. Holdings and Glenoit Asset Corporation have guaranteed the Company's obligations under the Facility. Holdings and Glenoit Asset Corporation have no substantive assets or operations and rely on the Company to fund their obligations.

     The Senior Subordinated Notes are fully and unconditionally guaranteed, on a joint and several basis, by Glenoit Asset Corporation, American Pacific Enterprises, Inc. and, as of February 12, 1999, Ex-Cell (together the "Subsidiary Guarantors"). Glenoit Asset Corporation's operations consist solely of leasing certain trademarks and other intangibles to Glenoit Corporation. Accordingly, Glenoit Asset Corporation's assets and operations consist primarily of intercompany assets and operations with Glenoit Corporation. Glenoit Canada has not guaranteed the Senior Subordinated Notes. The financial information of the subsidiary guarantors for these periods has been excluded because management believes that this information is not material to investors. Prior to the acquisition discussed in Note 3, Glenoit Canada had no operations.

                      GLENOIT CORPORATION AND SUBSIDIARIES
             (A WHOLLY-OWNED SUBSIDIARY OF GLENOIT UNIVERSAL, LTD.) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7.     LONG TERM DEBT (CONTINUED)


     The following tables present summarized balance sheet information of Glenoit Corporation the Subsidiary Guarantors. and Glenoit Canada as of January 1, 2000 and the related summarized operating statement and cash flow statement information for the period then ended. The Company believes that separate financial statements and other disclosures regarding the Subsidary Guarantors, are not material to investors.

Summarized balance sheet information, in thousands, as of January 1, 2000 is as follows:


                                              Glenoit     Subsidiary                             Glenoit
                                             Corporation  Guarantors   Eliminations  Sub-total    Canada   Eliminations Consolidated
                                             -----------  ----------   ------------  ---------  ---------- ------------ ------------
Cash and cash equivalents .........           $      69    $   1,744                 $   1,813   $     202                $   2,015
Accounts and other receivables, net              11,897       15,913                    27,810       2,226                   30,036
Inventories .......................               9,128       40,916                    50,044         931                   50,975
Other current assets ..............               6,297       (1,896)                    4,401          18                    4,419
                                              ---------    ---------     ---------   ---------   ---------   ---------    ---------
     Total current assets .........              27,391       56,677                    84,068       3,377                   87,445
Property, plant and equipment, net               33,785       24,185                    57,970       9,732                   67,702
Other assets ......................             183,629       49,630     $(159,358)     73,901         789   $ (12,892)      61,798
                                              ---------    ---------     ---------   ---------   ---------   ---------    ---------
     Total assets .................           $ 244,805    $ 130,492     $(159,358)  $ 215,939   $  13,898   $ (12,892)   $ 216,945
                                              =========    =========     =========   =========   =========   =========    =========

Accounts payable ..................           $   3,408    $   5,947                 $   9,355   $     706                $  10,061
Accrued expenses ..................             235,976       17,462                   253,438         615                  254,053
                                              ---------    ---------     ---------   ---------   ---------   ---------    ---------
     Total current liabilities ....             239,384       23,409                   262,793       1,321                  264,114
Long-term debt ....................              59,624                  $ (59,624)                  3,118   $  (3,118)
Other long-term liabilities .......               4,590        7,349                    11,939          26                   11,965
Stockholders equity (deficit) .....             (58,793)      99,734       (99,734)    (58,793)      9,433      (9,774)     (59,134)
                                              ---------    ---------     ---------   ---------   ---------   ---------    ---------
     Total liabilities and equity
        (deficit) .................           $ 244,805    $ 130,492     $(159,358)  $ 215,939   $  13,898   $ (12,892)   $ 216,945
                                              =========    =========     =========   =========   =========   =========    =========


     Summarized operating statements information, in thousands, for the year ended January 1, 2000 is as follows:

                                               Glenoit    Subsidiary                             Glenoit
                                             Corporation  Guarantors   Eliminations   Sub-Total   Canada   Eliminations Consolidated
                                             -----------  ----------   ------------  ---------  ---------- ------------ ------------
Net sales ..................................    114,923     167,029                    281,952      12,773                 294,725
Cost of sales ..............................     85,625     116,200              0     201,825      10,330           0     212,155
                                               --------    --------       --------    --------    --------    --------    --------
Gross profit ...............................     29,298      50,829              0      80,127       2,443           0      82,570
Operating expenses .........................     37,436      37,443                     74,879       1,187                  76,066
Royalty income (expense) ...................     (7,184)      7,184              0           0           0           0           0
                                               --------    --------       --------    --------    --------    --------    --------
Income (loss) from operations ..............    (15,322)     20,570              0       5,248       1,256           0       6,504
Interest expense (income) ..................     26,721      (1,875)                    24,846         244                  25,090
Other expense (income) .....................    (13,579)      1,979         11,706         106         (57)        684         733
Income tax expense (benefit) ...............    (15,176)      8,760              -      (6,416)        385           -      (6,031)
                                               --------    --------       --------    --------    --------    --------    --------

     Net income (loss)......................    (13,288)     11,706        (11,706)    (13,288)        684        (684)    (13,288)
                                               ========    ========       ========    ========    ========    ========    ========

Summarized cash flow statement information, in thousands, for the year ended January 1, 2000 is as follows:

                                               Glenoit    Subsidiary                              Glenoit
                                             Corporation  Guarantors   Eliminations  Sub-Total    Canada   Eliminations Consolidated
                                             -----------  ----------   ------------  ---------  ---------- ------------ ------------
Cash flows from operating activities          ($ 19,278)   $ 15,937                   $ (3,341)  $   (778)                $ (4,119)

Cashflows used in investing
     activities ....................            (62,374)     (2,909)                   (65,283)      (145)                 (65,428)
Cash flows from (used in) financing
     activities ....................             81,682     (11,463)                    70,219      1,003                   71,222
                                               --------    --------       --------    --------   --------    --------     --------

Net increase (decrease) in cash ....                 30       1,565                      1,595         80                    1,675

Cash at beginning of period ........                 39         179                        218        122                      340
                                               --------    --------       --------    --------   --------    --------     --------

Cash at end of period ..............           $     69    $  1,744                   $  1,813   $    202                 $  2,015
                                               ========    ========       ========    ========   ========    ========     ========


                      GLENOIT CORPORATION AND SUBSIDIARIES
             (A WHOLLY-OWNED SUBSIDIARY OF GLENOIT UNIVERSAL, LTD.) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


7.     LONG TERM DEBT (CONTINUED)

Summarized balance sheet information, in thousands, as of January 2, 1999 is as follows:

                                       Glenoit    Subsidiary
                                     Corporation  Guarantors  Eliminations   Sub-total     Canada    Eliminations  Consolidated
                                     -----------  ----------  ------------   ---------     ------    ------------  ------------
Cash and cash equivalents ..........  $      39    $     179                 $     218    $     122                 $     340
Accounts and other receivables, net      17,373       10,998                    28,371        1,660                    30,031
Inventories ........................      5,766       13,307                    19,073          661                    19,734
Other current assets                      3,588          163                     3,751           46                     3,797
                                      ---------    ---------                 ---------    ---------                 ---------
     Total current assets ..........     26,766       24,647                    51,413        2,489                    53,902
Property, plant and equipment, net .     39,800        1,189                    40,989        8,119                    49,108
Other assets .......................    112,989       79,176    $(139,649)      52,516          378      (11,205)      41,689
                                      ---------    ---------    ---------    ---------    ---------    ---------    ---------
     Total assets ..................  $ 179,555    $ 105,012    $(139,649)   $ 144,918    $  10,986    $ (11,205)   $ 144,699
                                      =========    =========    =========    =========    =========    =========    =========
Accounts payable ...................      1,617          920                     2,537          352                     2,889
Other current liabilities ..........     10,713       12,605                    23,318          254                    23,572
                                      ---------    ---------                 ---------    ---------                 ---------
     Total current liabilities .....     12,330       13,525                    25,855          606                    26,461
Long-term debt .....................    208,869        5,393    $ (53,555)     160,707        2,115       (2,115)     160,707
Other long-term liabilities ........      3,862                                  3,862           25                     3,887
Stockholders equity (deficit) ......    (45,506)      86,094      (86,094)     (45,506)       8,240       (9,090)     (46,356)
                                      ---------    ---------    ---------    ---------    ---------    ---------    ---------
     Total liabilities and equity ..  $ 179,555    $ 105,012    $(139,649)   $ 144,918    $  10,986    $ (11,205)   $ 144,699
                                      =========    =========    =========    =========    =========    =========    =========

     Summarized operating statements information, in thousands, for the year ended January 2, 1999 is as follows:

                                       Glenoit    Subsidiary
                                     Corporation  Guarantors  Eliminations   Sub-total     Canada    Eliminations  Consolidated
                                     -----------  ----------  ------------   ---------     ------    ------------  ------------
Net sales...........................   $143,858      $17,423                  $161,281      $10,761                  $172,042
Cost of sales.......................    100,906       14,219                   115,125        8,572                   123,697
                                      ---------    ---------                 ---------    ---------                 ---------
Gross profit........................     42,952        3,204                    46,156        2,189                    48,345
Operating expenses..................     23,991        7,772                    31,763        1,113                    32,876
   Royalty income (expense).........     (9,155)       9,155                         -            -                         -
                                      ---------    ---------                 ---------    ---------                 ---------
Income from operations..............      9,806        4,587                    14,393        1,076                    15,469
Interest expense (income)...........     16,202       (2,394)                   13,808          134                    13,942
Other expense (income)..............     (4,589)         236      $ 4,523          170          182          486          838
Income tax expense (benefit) .......     (2,188)       2,222                        34          274                       308
Extraordinary loss, net.............        117            -            -          117            -            -          117
                                      ---------    ---------    ---------    ---------    ---------    ---------    ---------
     Net income.....................  $     264      $ 4,523      $(4,523)         264      $   486        $(486)    $    264
                                      =========    =========    =========    =========    =========    =========    =========

     Summarized cash flow statement information, in thousands, for the year ended January 2, 1999 is as follows:


                                                 Glenoit    Subsidiary
                                               Corporation  Guarantors  Eliminations  Sub-total    Canada  Eliminations Consolidated
                                               -----------  ----------  ------------  ---------    ------  ------------ ------------
Cashflows from (used in) operating activities .   $ (5,232)   $ 22,211                $ 16,979    $    810                $ 17,789
Cashflows used in investing
     activities ...............................    (70,358)                            (70,358)     (3,160)                (73,518)
Cashflows from (used in) financing activities .     74,978     (22,108)                 52,870       2,127                  54,997
                                                  --------    --------                --------    --------                --------
Net increase(decrease) in cash ................       (612)        103                    (509)       (223)                   (732)
Cash at beginning of period ...................        651          76                     727         345                   1,072
                                                  --------    --------                --------    --------                --------
Cash at end of period .........................   $     39    $    179                $    218    $    122                $    340
                                                  ========    ========                ========    ========                ========

                      GLENOIT CORPORATION AND SUBSIDIARIES
             (A WHOLLY-OWNED SUBSIDIARY OF GLENOIT UNIVERSAL, LTD.) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7.   LONG TERM DEBT (CONTINUED)

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

     During the years ended January 3, 1998, January 2, 1999 and January 1, 2000, the Company paid $9,017,000, $13,570,000, and $24,413,000 respectively, in cash for interest.



8.   LEASES

     The Company leases certain equipment and facilities under operating leases that expire through August 2008. Rent expense was $ 4,075,000, $4,410,000 and $4,218,000 during the years ended January 3, 1998, January 2, 1999 and January 1, 2000, respectively.

     As of January 1, 2000, future minimum rental payments required under operating leases that have initial or remaining noncancelable terms in excess of one year, including amounts reflected in the restructuring charge discussed in
Note 6, are as follows:


     2000 ............................................ $ 6,428,000
     2001 ............................................   4,105,000
     2002 ............................................   2,697,000
     2003 ............................................   1,788,000
     2004 ............................................   1,499,000
     Thereafter.......................................   2,672,000
                                                         ---------
          Total minimum lease payments................ $19,189,000
                                                       ===========

                      GLENOIT CORPORATION AND SUBSIDIARIES
             (A WHOLLY-OWNED SUBSIDIARY OF GLENOIT UNIVERSAL, LTD.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

9.   INCOME TAXES

     The provision, including tax benefits on extraordinary losses, for federal, state and foreign income taxes consist of the following components:

                                        JANUARY 3,      JANUARY 2,   JANUARY 1,
                                           1998           1999         2000
                                        ----------      ----------    -------
     Current:
          Federal ..................... $2,867,333     $1,157,800   $(4,706,766)
          State   .....................    891,521       (412,308)   (  919,414)
          Foreign .....................    186,339        248,805       766,113
                                        ----------      ----------    -------
                                         3,945,193        994,297    (4,860,067)
                                        ----------      ----------    -------
     Deferred:
          Federal .....................    730,402       (483,903)   (2,565,531)
          State   .....................   (812,183)      (294,311)    1,392,924
          Foreign .....................          -         24,832         1,478
                                        ----------      ----------    -------
                                         (  81,781)      (753,382)   (1,171,129)
                                        ----------      ----------    -------
               Total................... $3,863,412       $240,915   $(6,031,196)
                                        ==========      ==========    =======

     The 1997 and 1998 provisions for federal and state income taxes has been allocated to income before income taxes and extraordinary loss, and the extraordinary loss on early extinguishment of debt. Included in income (loss) before income taxes are foreign earnings of $517,000, $760,000 and $5,000,000 in fiscal 1997, 1998 and 1999 respectively.

     A reconciliation of the provision for income taxes to the federal statutory rate of 34% is as follows:

                                                      JANUARY 3,     JANUARY 2,    JANUARY 1,
                                                         1998           1999          2000
                                                         ----           ----          ----
     Statutory federal income tax expense (benefit)   $3,356,000       $171,786     $(6,568,664)
     State income taxes, net of federal benefit...       191,000       (466,368)     (  606,813)
     Contingencies and nondeductible expenses.....       307,000        522,487         333,418
     Increase in valuation allowance..............             -              -         895,467
     Other........................................         9,412         13,010      (   84,604)
                                                      ----------       --------      ----------
     Income tax expense (benefit).................    $3,863,412       $240,915     $(6,031,196)
                                                      ==========       ========      ==========

     Undistributed earnings of the Company's foreign subsidiary amounted to approximately $8.2 million at January 1, 2000.

                      GLENOIT CORPORATION AND SUBSIDIARIES
             (A WHOLLY-OWNED SUBSIDIARY OF GLENOIT UNIVERSAL, LTD.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

9.  INCOME TAXES (CONTINUED)

     Deferred income taxes reflect the tax effects of differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. The significant components of the Company's deferred tax assets and liabilities at January 2, 1999 and January 1, 2000 are as follows:

                                        JANUARY 2,       JANUARY 1,
                                           1999            2000
                                       ------------    ------------
Deferred tax assets:
Capital loss carryforwards .........   $    431,723    $          -
Accrued liabilities ................      1,963,663       4,329,538
Asset valuation allowances .........        221,132         162,803
Federal net operating losses .......              -       4,706,766
State net operating losses .........        763,331       1,059,594
Inventory ..........................        562,810       1,424,068
Other ..............................         71,503          42,068
                                       ------------    ------------
Gross deferred assets ..............      4,014,162      11,724,837
Valuation allowance ................       (431,723)       (895,468)
                                       ------------    ------------
Deferred tax assets ................      3,582,439      10,829,369
Less:  Noncurrent portion ..........       (601,133)     (7,422,409)
                                       ------------    ------------
Current deferred tax assets ........   $  2,981,306    $  3,406,960
                                       ============    ============
Deferred tax liabilities:
Depreciation and amortization ......   $  3,926,856    $ 10,415,206
Unremitted foreign earnings ........              -       2,789,402
Other ..............................         56,335          57,813
                                       ------------    ------------
Deferred tax liabilities ...........      3,983,191      13,262,421
Less:  Noncurrent deferred tax asset       (601,133)     (7,422,409)
                                       ------------    ------------
Noncurrent deferred tax liability ..   $  3,382,058    $  5,840,012
                                       ============    ============


     A deferred tax asset is required to be recognized for the tax benefit of deductible temporary differences and net operating loss carryforwards. A valuation allowance is recognized if it is more likely than not that some or all of the deferred tax asset will not be realized. The valuation allowance was provided for net operating losses generated in North Carolina and New York which are not currently anticipated to be utilized.

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

     During 1998, the Company settled the previously outstanding examination and assessment that resulted from the Internal Revenue Service's ("IRS") review of the Company's and Holding's income tax returns for January 1, 1994 and December 31, 1994. The Company paid approximately $798,000 in tax, penalty and interest in connection with this settlement. This amount had been previously accrued for.

     The Company's state income tax returns for the years ended January 1, 1994 through January 3, 1998, have been examined by the New York Department of Finance. In December 1999, the Company settled with the New York Department of Finance and paid a total of approximately $230,000 including tax and interest. This amount had been previously accrued for.

                      GLENOIT CORPORATION AND SUBSIDIARIES
             (A WHOLLY-OWNED SUBSIDIARY OF GLENOIT UNIVERSAL, LTD.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


9.  INCOME TAXES (CONTINUED)

     Holdings has an indemnification agreement with a shareholder with respect to certain tax obligations. While tax obligations are the expense and liability of the Company and Holdings, the indemnification agreement provides for an additional contribution of capital to Holdings from this shareholder via reductions of long-term obligations due the shareholder from Holdings.

     During the years ended January 3, 1998, January 2, 1999 and January 1, 2000, the Company paid $2,033,000, $1,150,000, and $933,000 respectively, in cash for taxes.


10.   EMPLOYEE BENEFIT PLANS

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

                                                                YEARS ENDED
                                                         JANUARY 2,     JANUARY 1,
Change in Benefit Obligation:                               1999           2000
                                                            ----           ----
     Benefit obligation at beginning of year ......   $ 11,931,128    $ 14,635,374
     Service cost .................................        679,609         728,728
     Interest cost ................................        894,151         972,007
     Actuarial losses/(gains) .....................      1,555,994      (1,377,741)
     Benefits paid ................................       (425,508)       (489,513)
                                                      ------------    ------------
     Benefit obligation at end of year ............   $ 14,635,374    $ 14,468,855
                                                      ============    ============


Change in plan assets:
     Fair value of plan assets at beginning of year   $ 12,100,951    $ 13,437,670
     Actual return on plan assets .................      1,160,288         542,395
     Company contributions ........................        601,939         620,191
     Benefits paid ................................       (425,508)       (489,513)
                                                      ------------    ------------
     Fair value of plan assets at end of year .....   $ 13,437,670    $ 14,110,743
                                                      ============    ============


Funded status of the plans:
     Funded status at end of year .................   $ (1,197,704)   $   (358,112)
     Unrecognized transition asset ................        (96,504)             --
     Unrecognized prior service cost ..............        250,976         188,324
     Unamortized net actuarial losses .............        927,737          48,250
                                                      ------------    ------------
     Accrued benefit cost .........................   $   (115,495)   $   (121,538)
                                                      ============    ============

                      GLENOIT CORPORATION AND SUBSIDIARIES
             (A WHOLLY-OWNED SUBSIDIARY OF GLENOIT UNIVERSAL, LTD.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


10.   EMPLOYEE BENEFIT PLANS (CONTINUED)

                                                                  JANUARY 3,     JANUARY 2,     JANUARY 1,
                                                                     1998          1999            2000
                                                                 -----------    -----------    -----------
Net pension cost includes the following components:
     Service cost--benefits earned during the period .........   $   512,293    $   679,609    $   728,728
     Interest cost on projected benefit obligations ..........       757,142        894,151        972,007
     Expected return on plan assets ..........................      (757,907)      (943,864)    (1,043,820)
     Net amortization and deferral of unrecognized net
        gain (loss) ..........................................        37,410        (38,475)       (30,681)
                                                                 -----------    -----------    -----------
     Net periodic pension expense for year ...................   $   548,938    $   591,421    $   626,234
                                                                 ===========    ===========    ===========

     A weighted average discount rate of 6.75% and 7.50% for 1998 and 1999, respectively, and a 4.5% rate of increase in future compensation levels were used in determining the actuarial present value of the projected benefit obligations for both 1998 and 1999. The expected long-term rate of return of pension plan assets was 8% for both 1998 and 1999.

     In 1997, the Company established a defined contribution plan (the "1997 Plan") for all other domestic employees not covered by the Plan. Under the 1997 Plan, the Company matches contributions made by the employees up to 50% up to a maximum of 3% of the employee's earnings. Contributions made by the company were approximately $325,000 and $451,000 during 1998 and 1999, respectively. Amounts contributed under the Plan and the 1997 Plan are invested by a trustee in a variety of investment options, including marketable securities and mutual funds. In connection with the acquisition of Glenoit Canada, the Company established a defined contribution plan for salaried employees in which Company contributions are based on years of service. Total contributions made by the Company were approximately $35,000 and $39,000 during 1998 and 1999, respectively.



11.   RELATED PARTY TRANSACTIONS

     The Company has an unsecured 4% note receivable from an officer with a face amount of $300,000. The note will be forgiven by the Company under certain circumstances and, accordingly, the Company is recognizing compensation expense over the term of the note, which is expected to be December 31, 2005. The unamortized balance at January 2, 1999 and January 1, 2000 was $163,500 and $139,500 respectively.

     During the year ended January 2, 1999, the Company paid $200,000 to related parties for management and consulting fees.

     All expenses of the Company are reflected in the Consolidated Financial Statements. No costs are incurred by Holdings on behalf of the Company. As discussed in Note 9, the Company has a tax sharing agreement with Holdings whereby the Company will pay Holdings its respective prorata share of the total federal consolidated tax liability or receive its respective prorata share of the total federal consolidated tax refund. The impact to the Company is recorded in the "Due to Holdings" account.

     On March 5, 1997, the Company declared a dividend and issued a note in the amount of approximately $5.8 million to a shareholder of Holdings in satisfaction of a contingent earnout obligation of Holdings related to the Recapitalization discussed in Note 2. This note contained a mandatory prepayment provision which required the Company to retire the Note and accrued interest as of the date of a bond offering of the Company. On April 1, 1997, the Company retired the Note with proceeds from the bond offering described in Note 7.

                      GLENOIT CORPORATION AND SUBSIDIARIES
             (A WHOLLY-OWNED SUBSIDIARY OF GLENOIT UNIVERSAL, LTD.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

11.   RELATED PARTY TRANSACTIONS (CONTINUED)

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



12.   OPERATING SEGMENTS

     DESCRIPTION OF SEGMENTS

     The Company has two operating segments: (i) Decorative Home Furnishings which designs, manufacturers, imports and distributes decorative textile home furnishings and (ii) a domestic manufacturer and marketer of specialty fabrics, primarily for the apparel industry, known as "sliver knit" pile fabrics ("Fabric Division").

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

                      GLENOIT CORPORATION AND SUBSIDIARIES
             (A WHOLLY-OWNED SUBSIDIARY OF GLENOIT UNIVERSAL, LTD.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


12.  OPERATING SEGMENTS (CONTINUED)

     FACTORS MANAGEMENT USED TO IDENTIFY THE REPORTABLE SEGMENTS

     The Company's reportable segments are business units that offer different products and each are managed separately. The following tables present operating results and other financial information utilized by management in analyzing each operating division. All amounts are in thousands.

                                              Fiscal Years
                                     1997         1998         1999
                                   ---------    ---------    ---------
Net Sales
     Decorative Home Furnishings   $  39,796    $  65,363    $ 221,755
     Fabric ....................     107,125      106,679       74,640
     Intercompany ..............           0            0       (1,670)
                                   ---------    ---------    ---------
          Consolidated .........   $ 146,921    $ 172,042    $ 294,725
                                   =========    =========    =========


Operating income (loss)
     Decorative Home Furnishings   $   6,751    $   2,733    $  19,519
     Fabric ....................      27,815       21,162       (3,942)
     Corporate/Other ...........      (8,639)      (8,426)      (9,073)
                                   ---------    ---------    ---------
          Consolidated .........   $  25,927    $  15,469    $   6,504
                                   =========    =========    =========

Depreciation and amortization
     Decorative Home Furnishings   $     743    $   1,174    $   5,938
     Fabric ....................       1,535        3,452        4,086
     Corporate/Other ...........       1,584        1,790        2,254
                                   ---------    ---------    ---------
          Consolidated .........   $   3,862    $   6,416    $  12,278
                                   =========    =========    =========

                                            As of
                                   January 2,   January 1,
                                      1999          2000
                                    -------       -------
Inventory and accounts receivable
     Decorative Home Furnishings    $35,900       $70,183
     Fabric .....................    13,500         8,432
                                    -------       -------
          Consolidated ..........   $49,400       $78,615
                                    =======       =======

     Note 7 identifies sales and assets of the Company's Canadian operation. There were no other material sales or assets outside of the United States.

     MAJOR CUSTOMERS

     During fiscal 1997, the top three customers of the Decorative Home Furnishings segment accounted for approximately 26%, 19% and 12% of that segment's net sales.

     During 1998, the top three customers of the Decorative Home Furnishings segment accounted for approximately 36%, 14% and 11% of that segment's net sales.

     During 1999, the top two customers both accounted for 14% of that segment's net sales.

                      GLENOIT CORPORATION AND SUBSIDIARIES
             (A WHOLLY-OWNED SUBSIDIARY OF GLENOIT UNIVERSAL, LTD.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

13.   COMMITMENTS AND CONTINGENCIES

     Holdings is a holding company and as a result does not have any substantive assets or operations that generate revenues or cash flows. Accordingly, Holdings relies on the Company's distribution of dividends in order to fund its operations and meet its obligations, including its interest and principal payments.

         As of January 1, 2000, Holdings has obligations with a face amount of approximately $32.6 million, bearing interest at stated rates between 5% to 12.5%, to shareholders ("Shareholder Notes") with principal due in 2004 and 2005. These obligations are not reflected in the Company's accompanying balance sheets or income statements. Subject to existing debt restrictions, Shareholder Notes with a face amount of approximately $9.8 million contain certain acceleration clauses. They include the sale of stock in a registered public offering, certain mergers and certain changes of existing shareholder ownership. At the option of Holdings, subject to the Company's existing debt restrictions (Note 7), the interest may be paid by the issuance of additional notes or in cash. However, Holdings must pay interest in cash on certain of the Shareholder Notes if defined levels of consolidated cash flows of Holdings are attained. Annual interest payments during the next five years are approximately $2.6 million per year, excluding interest on notes that may be issued to pay interest. Assuming Holdings pays all interest payments related to the Shareholder Notes with additional notes, the Company's ultimate distribution of dividends in order for Holdings to meet its existing debt obligations is expected to be approximately $63 million beginning December 2004 through December 2005. However, the Company may be required to declare dividends in order for Holdings to fund certain of its obligations in cash as discussed above. Such amounts could approximate $3 million in the aggregate and are due through December 2004, if the defined levels of consolidated cash flow of Holdings are met.

     APE is a party to a copyright infringement and unfair business practices litigation with a competitor. The competitor has filed suit claiming damages in excess of $8 million. The suit is in the early stages of discovery and the potential liability, if any, to the Company cannot be determined. Management believes that the competitor's case is without merit and intends to vigorously contest this lawsuit. Accordingly, no provision has been made in the Company's financial statements.

     From time to time, the Company is involved in various other litigation which arises in the ordinary course of business. After consultation with its legal counsel, management believes the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position or results of operations.