Form 10-Q
period 2000-04-03
GLENOIT CORP; GLENOIT ASSET CORP
filed 2000-05-22
CIK 1047368, 1051260

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
   X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
------ EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED APRIL 1, 2000


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

Yes___ No__X_



None of the voting securities of Glenoit Corporation or Glenoit Asset Corporation is held by non-affiliates.

As of April 1, 2000, there were 1,000 shares of Glenoit Corporation common stock outstanding.


                    DOCUMENTS INCORPORATED BY REFERENCE: NONE

PART 1 - FINANCIAL INFORMATION

Item 1.     Financial Statements

                     GLENOIT CORPORATION AND SUBSIDIARIES
             (a wholly-owned subsidiary of Glenoit Universal, Ltd.)
                           Consolidated Balance Sheets

                                                                                       January 1,        April 1,
                                                                                          2000             2000
                                                                                     ---------------  ----------------
                                    ASSETS                                                              (Unaudited)

Current assets:
     Cash and cash equivalents                                                     $      2,015,080 $         748,885
     Receivables:
          Trade accounts receivable, net of allowance of $5,470,000 and
               $5,326,000 as of January 1, 2000 and April 1, 2000,
               respectively                                                              27,639,925        35,940,508
          Other receivables                                                               2,396,339         3,482,673
     Inventories                                                                         50,974,925        57,208,611
     Current deferred tax assets                                                          3,406,960         4,406,960
     Prepaid expenses and other current assets                                            1,012,441         1,510,982
                                                                                     ---------------  ----------------

                    Total current assets                                                 87,445,670       103,298,619

Property, plant and equipment, net                                                       67,701,677        66,222,976

Other assets:
     Notes receivable from related party                                                    246,810           241,808
     Intangible assets, net of accumulated amortization of $3,185,000 and $3,764,000 as of January 1, 2000 and April 1, 2000,
          respectively                                                                   50,933,860        50,354,695
     Deferred loan costs and other, net of accumulated amortization of
          $2,836,000 and $3,336,000 as of January 1, 2000 and April 1,
          2000, respectively                                                              9,293,032         8,792,639
     Other assets                                                                         1,324,424         1,220,410
                                                                                     ---------------  ----------------

                    Total assets                                                   $    216,945,473 $     230,131,147
                                                                                     ===============  ================


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

                      GLENOIT CORPORATION AND SUBSIDIARIES
             (a wholly-owned subsidiary of Glenoit Universal, Ltd.)
                           Consolidated Balance Sheets


                                                                              January 1,             April 1,
                                                                                 2000                  2000
                                                                            ---------------       ---------------
          LIABILITIES AND STOCKHOLDER'S DEFICIT                                                    (Unaudited)

Current liabilities:
     Accounts payable                                                  $        10,061,519    $       12,585,015
     Accrued expenses                                                           13,907,287            20,736,167
     Current maturities of long-term debt                                      237,681,953           244,022,158
     Due to Holdings                                                             2,462,933             2,890,515
                                                                            ---------------       ---------------

                    Total current liabilities                                  264,113,692           280,233,855

Long-term debt less current maturities                                                   0                     0
Deferred income taxes                                                            5,840,012             5,839,917
Other long-term liabilities                                                      6,125,933             6,220,117
                                                                            ---------------       ---------------

                    Total liabilities                                          276,079,637           292,293,889
                                                                            ---------------       ---------------

Commitments and contingencies

Stockholder's deficit:
     Common stock, $.01 par value, 1,000 shares authorized, issued
         and outstanding as of January 1, 2000 and April 1, 2000                        10                    10
     Additional paid-in capital                                                  1,461,713             1,461,713
     Accumulated deficit                                                  (     60,255,036  )   (     63,249,924 )
     Accumulated other comprehensive loss                                 (        340,851  )   (        374,541 )
                                                                            ---------------       ---------------

                    Total stockholder's deficit                           (     59,134,164  )   (     62,162,742 )
                                                                            ---------------       ---------------

                    Total liabilities and stockholder's deficit        $       216,945,473    $      230,131,147
                                                                            ===============       ===============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

                      GLENOIT CORPORATION AND SUBSIDIARIES
             (a wholly-owned subsidiary of Glenoit Universal, Ltd.)
                  Consolidated Statements of Operations (Unaudited)

                                                                    Three Months Ended
                                                           -------------------------------------
                                                              April 3,              April 1,
                                                                1999                  2000
                                                           ---------------       ---------------

Net sales                                           $          54,882,318 $          77,869,520

Cost of sales                                                  40,457,537            58,527,202
                                                           ---------------       ---------------

          Gross profit                                         14,424,781            19,342,318
                                                           ---------------       ---------------

Operating expenses:
     Selling                                                    4,885,364             5,644,719
     Administrative                                             8,731,456             9,435,280
     Research and development                                     640,315             1,135,760
     Restructuring charge                                      13,100,000                     0
                                                           ---------------       ---------------
          Total operating expenses                             27,357,135            16,215,759
                                                           ---------------       ---------------

Income (loss) from operations                         (        12,932,354 )           3,126,559
                                                           ---------------       ---------------

Other income (expense):
     Interest expense                                 (         5,122,613 )    (      6,704,082 )
     Amortization of deferred financing costs         (           291,819 )    (        500,393 )
     Other                                                         46,641               129,364
                                                           ---------------       ---------------
          Total other expense                         (         5,367,791 )    (      7,075,111 )
                                                           ---------------       ---------------

Loss before income taxes                              (        18,300,145 )    (      3,948,552 )

Income tax benefit                                    (         6,778,698 )    (        953,664 )
                                                           ---------------       ---------------

Net loss                                              (  $     11,521,447 ) $  (      2,994,888 )
                                                      ====================     =================


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

                      GLENOIT CORPORATION AND SUBSIDIARIES
             (a wholly-owned subsidiary of Glenoit Universal, Ltd.)
           Consolidated Statement of Stockholder's Deficit (Unaudited)
                    for the three months ended April 1, 2000

                                                                                      Accumulated
                      Shares of               Additional                              Other
                      Common      Common      Paid-in         Accumulated             Comprehensive
                      Stock       Stock       Capital         Deficit                 Loss                  Total
                      ----------  ----------  ------------    ------------------      ----------------      ----------------
Balance as of
   January 1, 2000        1,000 $        10 $   1,461,713 $ (        60,255,036 ) $ (         340,851 ) $ (      59,134,164 )

Net loss                                                    (         2,994,888 )                         (       2,994,888 )

Accumulated Other
   Comprehensive
   Income                                                                           (          33,690 )   (          33,690 )
                      ----------  ----------  ------------    ------------------      ----------------      ----------------

Balance as of
   April 1, 2000          1,000 $        10 $   1,461,713 $ (        63,249,924 ) $ (         374,541 ) $ (      62,162,742 )
                      ==========  ==========  ============    ==================      ================      ================


          CONSOLIDATED STATEMENT OF COMPREHENSIVE LOSS (UNAUDITED)


                                                                         Three Months Ended
                                                              ----------------------------------------
                                                                  April 3,               April 1,
                                                                    1999                   2000
                                                              ------------------      ----------------
Net loss                                                  $ (        11,521,447 ) $ (       2,994,888 )

Other comprehensive income (loss), net of tax:
   Currency translation adjustment                                      116,974     (          22,909 )
                                                              ------------------      ----------------

Comprehensive loss                                        $ (        11,404,473 ) $ (       3,017,797 )
                                                              ==================      ================


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

                      GLENOIT CORPORATION AND SUBSIDIARIES
             (a wholly-owned subsidiary of Glenoit Universal, Ltd.)
                Consolidated Statements of Cash Flows (Unaudited)


                                                                                            Three Months Ended
                                                                                   --------------------------------------
                                                                                      April 3,               April 1,
                                                                                        1999                   2000
                                                                                   ---------------        ---------------
Cash flows from operating activities:
     Net loss                                                               $  (       11,521,447 )   (        2,994,888 )
     Adjustments to reconcile net loss to net cash
        used in operating activities:
          Depreciation and amortization                                                 2,816,585              3,257,950
          Restructuring charge                                                         13,100,000                      -
          Gain on sale of property and equipment                                                -     (          168,727 )
          Effect of foreign currency exchange rate                                        188,668     (           33,690 )
          Changes in operating assets and liabilities:
             Trade and other receivables                                       (          639,586 )   (        9,538,917 )
             Inventories                                                       (        8,750,576 )   (        6,233,686 )
             Prepaid expenses and other assets                                 (          280,197 )   (        1,389,526 )
             Due to Holdings                                                   (        5,690,725 )              427,582
             Accounts payable                                                           1,588,390              2,523,496
             Accrued expenses and other liabilities                                     3,513,311              6,959,302
                                                                                   --------------         --------------
               Net cash used in operating activities                           (        5,675,577 )   (        7,191,104 )
                                                                                   ---------------        ---------------

Cash flows from investing activities:
   Purchases of acquired businesses, net of cash acquired                      (       50,279,944 )                    -
   Purchases of and additions to property, plant and equipment                 (        2,608,987 )   (          767,522 )
   Proceeds from sale of property and equipment and refunds of
          deposits                                                                              -                352,227
                                                                                   ---------------        ---------------
               Net cash used in investing activities                           (       52,888,931 )   (          415,295 )
                                                                                   ---------------        ---------------

Cash flows from financing activities:
   Proceeds from line of credit and issuance of debt, net                              63,875,669              8,000,000
   Repayments of long-term debt                                                                 -     (        1,659,796 )
   Payments for financing costs                                                (        4,192,854 )                    -
                                                                                   ---------------        ---------------
               Net cash provided by financing activities                               59,682,815              6,340,204
                                                                                   ---------------        ---------------

               Net increase (decrease) in cash and cash equivalents                     1,118,307     (        1,266,195 )

Cash and cash equivalents at beginning of period                                          339,700              2,015,080
                                                                                   ---------------        ---------------

Cash and cash equivalents at end of period                                  $           1,458,007 $              748,885
                                                                                   ===============        ===============


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

                      GLENOIT CORPORATION AND SUBSIDIARIES
             (a wholly-owned subsidiary of Glenoit Universal, Ltd.) Notes to Consolidated Financial Statements (Unaudited)

1.          SIGNIFICANT ACCOUNTING POLICIES

            BASIS OF PRESENTATION

            The accompanying unaudited condensed consolidated financial statements of Glenoit Corporation and subsidiaries (collectively the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month period ended April 1, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending December 30, 2000. The unaudited financial statements should be read in conjunction with the audited financial statements and footnotes thereto for the fiscal year ended January 1, 2000. Subsequent to January 1, 2000, the Company was in violation of certain covenants of its senior credit facility and senior subordinated notes (See Note 4). This matter raises substantial doubt about the Company's ability to continue as a going concern. The Company is currently in negotiations with its senior lenders and is reviewing alternative financing and strategic options to address the defaults outstanding as well as reduce the Company's overall leverage. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

            CONSOLIDATION

            Prior to September 1997, the accompanying financial statements included the accounts of Glenoit Corporation and its wholly-owned subsidiaries Glenoit Mills, Inc. ("Mills"), Tarboro Properties, Inc. ("Tarboro"), and Glenoit Asset Corporation, Inc. ("Glenoit Asset Corporation"). In September 1997, Glenoit Corporation merged with Mills and Tarboro. In addition, Glenoit Corporation's newly formed wholly-owned subsidiary, Glenoit Corporation of Canada ("Glenoit Canada") acquired the assets of Collins & Aikman Canada Inc. On October 2, 1998, the Company acquired all the capital stock of American Pacific Enterprises, Inc. On February 12, 1999, the Company acquired all the outstanding shares of capital stock of Ex-Cell Home Fashions, Inc. (See Note 7). Accordingly, at April 1, 2000, the accompanying financial statements include the accounts of Glenoit Corporation and it's wholly-owned subsidiaries Glenoit Canada, American Pacific Enterprises, Inc., Glenoit Asset Corporation and Ex-Cell Home Fashions, Inc. The Company is a wholly-owned subsidiary of Glenoit Universal, Ltd. ("Holdings").

                      GLENOIT CORPORATION AND SUBSIDIARIES
             (a wholly-owned subsidiary of Glenoit Universal, Ltd.) Notes to Consolidated Financial Statements (Unaudited)

1.          SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

            ADOPTION OF NEW ACCOUNTING PRONOUNCEMENT

            In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133"). SFAS No. 133 establishes standards related to the recording and reporting of derivative instruments. The FASB recently delayed the required implementation of SFAS No. 133 until fiscal year 2001. During 1999, the Company entered into an interest rate hedge agreement but has yet to determine any future impact of SFAS No. 133.

2.          RELATED PARTY TRANSACTIONS

            In January 1999, the Company loaned an officer $150,000 and created an unsecured note receivable which was repaid in February, 1999.

3.          INVENTORIES

            Inventories are summarized as follows:

                                                             January 1,                   April 1,
                                                                2000                        2000
                                                       -----------------------     ------------------------
                                                                                               (Unaudited)

           Raw materials                                           $9,269,434                   $9,961,083
           Work-in-process                                          4,985,545                   10,675,322
           Finished goods                                          36,719,946                   36,572,206
                                                       -----------------------     ------------------------

                     Total inventories                            $50,974,925                  $57,208,611
                                                       =======================     ========================


4.          LONG-TERM DEBT

            As of January 1, 2000 and April 1, 2000, long-term debt consisted of the following:

                                                                                               January 1,          April 1,
                                                                                                  2000               2000
                                                                                                  -----              ----
                                                                                                                  (Unaudited)
              Senior credit facility................................................            $142,681,953      $149,022,158
              11% Senior subordinated notes ........................................              95,000,000        95,000,000
                                                                                                 -----------       -----------
                     Total long-term debt...........................................             237,681,953        244,022,158
              Less current portion .................................................             237,681,953        244,022,158
                                                                                                 ------------      ------------
                                                                                                          $0                 $0
                                                                                                          ==                 ==

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

            As of January 1, 2000, the Company was in compliance with its covenants related to both the Facility and the Senior Subordinated Notes. On February 23, 2000, the Company failed to repay approximately $2 million of borrowings outstanding under the Working Capital Commitment that was required as a result of an insufficient borrowing base which resulted in a default under the Facility. The insufficient borrowing base was the result of missed shipments during the last week of January 2000 as a result of a blizzard in Eastern North Carolina that closed operating facilities and restricted shipments. On March 16, 2000, the Company's lenders waived this default until April 10, 2000 and limited the Company's availability under the Working Capital Commitment to approximately $48.3 million, including $3.3 million specifically for letters of credit, with a view towards negotiating mutually acceptable modifications to the facility prior to April 10, 2000. The Company and its lenders have been unable to negotiate such modifications to date and, as of April 11, 2000, the Company was in default under the Facility as a result of the termination of the above waiver. In accordance with terms of the Facility, the Company's lenders notified the Company on April 13, 2000 that such lenders were exercising their election to prohibit the Company from making the interest payments of approximately $5.3 million due under the Notes on April 15, 2000. Accordingly, as of April 15, 2000, the Company was in default and remains in default under the terms of the Notes due to its failure to make the interest payment. On April 26, 2000, the Company's Facility was amended and the previous defaults outstanding as of April 10, 2000 were waived until June 15, 2000 and the Company's lenders will continue lending within terms of the Facility at their discretion. As a result of the above defaults and short term waivers, all of the Company's borrowings under the Senior Subordinated Notes and Facility are classified as current liabilities.

                      GLENOIT CORPORATION AND SUBSIDIARIES
             (a wholly-owned subsidiary of Glenoit Universal, Ltd.) Notes to Consolidated Financial Statements (Unaudited)

4.             LONG TERM DEBT (CONTINUED)

            For the quarter ended April 1, 2000, the Company was in default of certain financial covenants under the Facility which had not previously been adjusted under the waivers and amendments received prior to January 1, 2000. This default was waived in the amendment on April 26, 2000 discussed above. The Company is currently in negotiations with its senior lenders to conform its financial covenants and borrowing needs to its current business plan. Even though discussions are ongoing, there can be no assurance that the Company will obtain the necessary amendments and waivers or as to the terms thereof. The Company is currently reviewing alternative financing and strategic options to attempt to address the default outstanding under the Senior Subordinated Notes and additional amendments required for the Facility as well as reduce the Company's overall leverage. The Notes also contain a cross-acceleration clause under which they become due and payable in the event that the Company's senior lenders demand payment of the Facility.

            Barring an intervening acceleration of the indebtedness under the Facility or an insolvency proceeding, the Company believes it has sufficient liquidity to meet its current cash needs. However, any decrease in cash provided from operations or increase in cash used in operations could cause the Company to be unable to meet its cash needs. The Company's future operating performance and ability to service or refinance the Notes and to extend or refinance its other indebtedness will be subject to future economic conditions and to financial, business and other factors beyond the Company's control.

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

                      GLENOIT CORPORATION AND SUBSIDIARIES
             (a wholly-owned subsidiary of Glenoit Universal, Ltd.) Notes To Consolidated Financial Statements (Unaudited)

4.             LONG TERM DEBT (CONTINUED)

            The Senior Subordinated Notes are fully and unconditionally guaranteed, on a joint and several basis, by Glenoit Asset Corporation, American Pacific Enterprises, Inc. ("APE") and, as of February 12, 1999, Ex-Cell Home Fashions, Inc. ("Ex-Cell") (together the "Subsidiary Guarantors"). Glenoit Asset Corporation's operations consist solely of leasing certain trademarks and other intangibles to Glenoit Corporation. Accordingly, Glenoit Asset Corporation's assets and operations consist primarily of intercompany assets and operations with Glenoit Corporation. Glenoit Canada and the foreign subsidiaries of APE and Ex-Cell (together the "Subsidiary Non-Guarantors") do not guarantee the Senior Subordinated Notes. The financial information of the Subsidiary Guarantors for these periods has been excluded because management believes that this information is not material to investors.

            The following tables present summarized balance sheet information of Glenoit Corporation, the Subsidiary Guarantors, and Subsidiary Non-Guarantors as of April 1, 2000 and the related summarized operating statement and cash flow statement information for the period then ended. The Company believes that separate financial statements and other disclosures regarding the Subsidiary Guarantors, are not material to investors.

            Summarized balance sheet information, in thousands, as of April 1, 2000 is as follows (unaudited):

                                          Glenoit   Subsidiary                                Subsidiary
                                       Corporation  Guarantors  Eliminations   Sub-total   Non-Guarantors Eliminations  Consolidated
                                       -----------  ----------  ------------   ---------   -------------- ------------  ------------

Cash and cash equivalents.........            $90       $(148)                   $  (58)          $ 807                        $749
Accounts and other receivables, net...     12,662      23,608                    36,270           3,153                      39,423
Inventories............................    10,151      42,537                    52,688           4,521                      57,209
Other current assets...................     7,621      (1,932)                    5,689             229                       5,918
                                          -------    --------                  --------         -------                     -------
     Total current assets..............    30,524      64,065             0      94,589           8,710             0       103,299
Property, plant and equipment, net...      33,001      23,195                    56,196          10,027                      66,223
Other assets...........................   183,940      97,400     $(198,305)     83,035           1,423      $(23,849)       60,609
                                         --------    --------     ---------    --------         -------      --------       -------
     Total assets......................   247,465     184,660      (198,305)    233,820          20,160       (23,849)      230,131
                                         ========    ========     =========    ========         =======      ========       =======

Accounts payable.......................     6,232       3,607                     9,839           2,746                      12,585
Other current liabilities..............   242,851      31,026             -     273,877          (6,228)                    267,649
                                         --------    --------                  --------         -------                     -------
     Total current liabilities.........   249,083      34,633             0     283,716          (3,482)            0       280,234
Long-term debt.........................    58,419                   (58,419)          0           3,277        (3,277)            0
Other long-term liabilities............     1,785      10,141                    11,926             134                      12,060
Stockholders equity (deficit)..........   (61,822)    139,886      (139,886)    (61,822)         20,231       (20,572)      (62,163)
                                         --------    --------     ---------    --------         -------      --------      -------
     Total liabilities and equity......  $247,465    $184,660     $(198,305)   $233,820         $20,160      $(23,849)     $230,131
                                         ========    ========     =========    ========         =======      ========      ========



                      GLENOIT CORPORATION AND SUBSIDIARIES
             (a wholly-owned subsidiary of Glenoit Universal, Ltd.) Notes to Consolidated Financial Statements (Unaudited)

4.          LONG-TERM DEBT (CONTINUED)

            Summarized operating statements information, in thousands, for the three months ended April 1, 2000 is as follows:


                                          Glenoit    Subsidiary                             Subsidiary
                                        Corporation  Guarantors   Eliminations  Sub-total  Non-Guarantors  Eliminations Consolidated
                                        -----------  ----------   ------------  ---------  --------------  ------------ ------------
Net sales..............................   $24,041      $48,028                   $72,069       $9,800          (4000)      $77,869
Cost of sales..........................    20,177       34,440                    54,617        7,910          (4000)       58,527
                                          -------      -------                    ------       ------          -----       -------
Gross profit...........................     3,864       13,588            0       17,452        1,890              0        19,342
Operating expenses.....................     5,144       10,616                    15,760          456                       16,216
Royalty income (expense)...............    (1,640)       1,640                         0            -                            -
                                          -------      -------                    ------       ------                      -------
Income (loss) from operations..........    (2,920)       4,612            0        1,692        1,434              0         3,126
Interest expense (income)..............     7,216         (561)                    6,655           49                        6,704
Other expense (income).................    (3,551)        (945)       3,946         (550)          19            902           371
Income taxes...........................    (3,590)       2,172            -       (1,418)         464              -          (954)
                                          -------      -------       ------       ------       ------            ---       -------
     Net income (loss).................   $(2,995)      $3,946      $(3,946)     $(2,995)       $ 902          $(902)      $(2,995)
                                          =======      =======      =======      =======       ======            ===       =======

            Summarized cash flow statement information, in thousands, for the three months ended April 1, 2000 is as follows:


                                         Glenoit    Subsidiary                             Subsidiary
                                       Corporation  Guarantors Eliminations  Sub-total   Non-Guarantors  Eliminations  Consolidated
                                       -----------  ---------- ------------  ---------   --------------  ------------  ------------
Cashflows from operating activities..   $(4,906)     $(1,954)                $(6,860)           $(331)                    $(7,191)
Cashflows used in investing
     activities......................       (49)        (223)                   (272)            (143)                       (415)
Cashflows from financing activities..     4,976        1,205                   6,181              159                       6,340
                                          -----        -----                 -------            -----                     -------
Net increase(decrease) in cash.......        21         (972)        0          (951)            (315)             0       (1,266)
Cash at beginning of period..........        69        1,744                   1,813              202                       2,015
                                         ------        -----                 -------            -----                     -------
Cash at end of period................       $90         $772         0          $862            $(113)             0         $749
                                         ======        =====         =       =======            =====              =      =======

                      GLENOIT CORPORATION AND SUBSIDIARIES
             (a wholly-owned subsidiary of Glenoit Universal, Ltd.) Notes to Consolidated Financial Statements (Unaudited)

4.          LONG-TERM DEBT (CONTINUED)

            Summarized operating statements information, in thousands, for the three months ended April 3, 1999 is as follows :


                                      Glenoit    Subsidiary                              Subsidiary
                                    Corporation  Guarantors   Eliminations   Sub-Total  Non-Guarantors  Eliminations  Consolidated
                                    -----------  ----------   ------------   ---------  --------------  ------------  ------------
Net sales.........................     24,765        27,448                     52,213        4,669          (2000)       54,882
Cost of sales.....................     19,883        18,593            0        38,476        3,982          (2000)       40,458
                                       ------        ------        -----       -------        -----           ----        ------
Gross profit......................      4,882         8,855            0        13,737          687              0        14,424
Operating expenses................     18,732         8,316                     27,048          309                       27,357
Royalty income (expense)..........     (1,705)        1,705            0             0            0              0             0
                                      -------        ------        -----       -------        -----             --        ------
Income (loss) from operations.....    (15,555)        2,244                    (13,311)         378              0       (12,933)
Interest expense (income).........      5,641          (557)                     5,084           39                        5,123
Other expense (income)............     (1,719)         (200)        1954            35          (42)           251           244
Income taxes......................     (7,956)        1,047            0        (6,909)         130              0        (6,779)
                                      -------        ------        -----       -------        -----             --        ------
     Net income (loss)............    (11,521)        1,954       (1,954)      (11,521)         251           (251)      (11,521)
                                      =======        ======        =====       =======        =====             ==        ======

            Summarized cash flow statement information, in thousands, for the three months ended April 3, 1999 is as follows:


                                          Glenoit     Subsidiary                            Subsidiary
                                        Corporation   Guarantors  Eliminations  Sub-Total  Non-Guarantors  Eliminations Consolidated
                                        -----------   ----------  ------------  ---------  --------------  ------------ ------------
Cashflows from operating activities..     (7,323)        1,395                   (5,928)         252                      (5,676)
Cashflows used in investing
     activities......................    (52,203)         (501)                 (52,704)        (185)                     (52,889)
Cashflows from financing activities..     59,775           (58)           0      59,717          (34)              0       59,683
                                         -------         -----           --     -------        -----              --      -------
Net increase (decrease) in cash......        249           836                    1,085           33                        1,118
Cash at beginning of period..........         39           179            0         218          122               0          340
                                         --------        -----           --     -------        -----              --      -------
Cash at end of period................        288         1,015            0       1,303          155               0        1,458
                                         =======         =====           ==     =======        =====              ==      -------

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

            Consistent with the year ending January 1, 2000, the Company provided a valuation allowance for net operating losses generated in North Carolina and New York which are not currently anticipated to be utilized. During the first quarter of 2000, the allowance was increased $130,000. The Company estimates its annual effective income tax rate to be a benefit of approximately 24%.

                      GLENOIT CORPORATION AND SUBSIDIARIES
             (a wholly-owned subsidiary of Glenoit Universal, Ltd.) Notes to Consolidated Financial Statements (Unaudited)


7.          ACQUISITIONS

            On October 2, 1998, the Company acquired all the capital stock of American Pacific Enterprises, Inc. ("APE") for approximately $39.1 million, including fees and expenses, subject to post-closing adjustments. In addition, approximately $16.6 million of indebtedness of APE was extinguished by the Company in connection therewith. The purchase agreement also includes additional payments to the former owners of APE if certain earning targets for APE's operations are met during 1998 and 1999. For fiscal 1998, approximately $12.3 million was paid to the former owners and current employees during April 1999. Of this amount, approximately $3.5 million was paid to current employees and expensed during 1998. The remaining $8.8 million was recorded as additional purchase price. Based on APE's projected operating results through the first quarter of 1999, the Company recorded approximately $1.0 million of compensation expense related to this agreement. However, based on the full year of APE's 1999 operating results, this charge was later reversed and no compensation expense was recorded for the twelve months ended January 1, 2000. APE is a leading designer, importer and marketer of decorative textile home furnishings, principally quilts and specialty decorative bedding items. The purchase price allocation attributed approximately $31.8 million to net working capital items, approximately $1.3 million to property, plant and equipment and approximately $31.4 million to goodwill. Goodwill is being amortized on a straight-line basis over 25 years.

            On February 12, 1999, the Company acquired all the outstanding shares of capital stock of Ex-Cell Home Fashions, Inc. ("Ex-Cell") in a single transaction for approximately $44.1 million, including fees and expenses, subject to post-closing adjustments. In addition, approximately $6.8 million of indebtedness of Ex-Cell was extinguished by the Company in connection therewith. Ex-Cell is engaged in the design, manufacture, importation and distribution of textile home furnishings consisting principally of shower curtains, table linens and decorative pillows. The acquisition has been accounted for as a purchase, and, accordingly, the operating results of the acquired business have been included in the results of operations since the acquisition date. The purchase price allocation attributed approximately $15.1 million to net working capital items, approximately $22.8 million to property, plant and equipment, $7.1 million to long term liabilities including deferred income taxes and approximately $20.1 million to goodwill. Goodwill is being amortized on a straight line basis over 25 years.

            The following unaudited proforma summary of consolidated results of operations have been prepared as if the acquisition of Ex-Cell occurred at the beginning of the period presented. In connection with the allocation of purchase price, the Company wrote up Ex-Cell's inventory by approximately $2.2 million. This write-up negatively impacted gross margin during the Company's first nine months of 1999 as that inventory was sold. The impact of this write-up is not reflected in the proforma results presented below. Certain costs associated with the former shareholders of Ex-Cell are also excluded from the proforma results.

                     GLENOIT CORPORATION AND SUBSIDIARIES
             (a wholly-owned subsidiary of Glenoit Universal, Ltd.) Notes to Consolidated Financial Statements (Unaudited)


7.          ACQUISITIONS (CONTINUED)

                                                                                            Three Months Ended
                                                                                                 April 3,
                                                                                                   1999
                                                                                            ------------------
                                                                                               (Unaudited)
                     Net sales..................................................                $63,700,000
                                                                                                ===========
                     Net loss...................................................                (11,400,000)
                                                                                                ===========


            These proforma results do not purport to be indicative of the results that would have actually been obtained if Ex-Cell had been acquired as of January 3, 1999 or results of future periods.

8.          RESTRUCTURING CHARGE

            On February 25, 1999, the Company's Board of Directors approved a plan to close one of the manufacturing operations of the Fabric Division. In connection with this activity, the Company discontinued operations at its leased Tennessee facility and terminated substantially all of the associates at that facility. The Company ceased substantially all operations in the facility on or about May 28, 1999. During the first quarter of fiscal 1999, the Company recorded a restructuring charge totaling $13.1 million of which $3.2 million related to the write-off of the goodwill, $1.8 million to cover the write-down of machinery and equipment to fair market value and the remainder for the costs of operating leases and severance and other personnel costs related to the termination of approximately 225 associates. Management reviewed its original write-down of fixed assets and compared the actual results of asset sales to original appraised values as well as reviewed any remaining asset values. In connection with this review as of January 1, 2000, management determined that the write down of machinery and equipment should be increased to $3.4 million. Management also reviewed the anticipated requirements for operating leases and determined this amount should decrease by $1.6 million as a result of certain leased equipment being transferred to its other manufacturing facilities and placed in service. The components of the reserves for this facility are as follows (in thousands):


                                                                   Original Reserve    Usage        Adjustment   Remaining Reserve
                                                                   ----------------    -----        ----------   -----------------
              Anticipated expenditures related to operating
              leases for plant and equipment                           $7,323         $(1,626)        $(1,586)       $4,111
              Anticipated severance benefits                              850         (   850)              0             0
                                                                       ------         -------         -------        ------

                                                                       $8,173         $(2,476)        $(1,586)       $4,111
                                                                       ======         ========        ========       ======


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

                      GLENOIT CORPORATION AND SUBSIDIARIES
             (a wholly-owned subsidiary of Glenoit Universal, Ltd.) Notes to Consolidated Financial Statements (Unaudited)

9.          OPERATING SEGMENTS


                                                                      Three Months
                                                            ------------------------------
                                                             April 3,             April 1,
                                                               1999                 2000
                                                               ----                 ----
               Net Sales
                    Decorative Home Furnishings......        $40,365              $65,500
                    Fabric...........................         14,517               12,662
                    Intercompany.....................              -            (     292)
                                                            --------            ---------
                         Consolidated................        $54,882              $77,870
                                                             =======              =======


               Operating income (loss)
                    Decorative Home Furnishings......        $3,037               $5,382
                    Fabric...........................       (13,350)             (   398)
                    Corporate/Other..................        (2,619)              (1,857)
                                                            -------              -------
                         Consolidated................      $(12,932)             $ 3,127
                                                           ========              =======

               Depreciation and amortization
                    Decorative Home Furnishings.              $ 938               $1,661
                    Fabric...........................         1,167                  977
                    Corporate/Other..................           712                  620
                                                             ------               ------
                         Consolidated................        $2,817               $3,258
                                                             ======               ======


                                                                                  April 1,
                                                                                    2000
                                                                                  --------

               Inventory and accounts receivable
                    Decorative Home Furnishings......                            $83,022
                    Fabric...........................                             10,127
                                                                                  ------
                         Consolidated................                            $93,149
                                                                                 =======


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

        On February 25, 1999, the Company's Board of Directors approved a plan to close one of the manufacturing operations of the Fabric Division. In connection with this activity, the Company discontinued all operations at its leased Tennessee facility and terminated substantially all of the associates at that facility. During the first quarter of fiscal 1999, the Company recorded a restructuring charge totaling $13.1 million to cover the estimated costs associated with the closing of that facility including the cost of operating leases, the write-off of the related goodwill, the write-down of machinery and equipment to fair market value and severance and other personnel costs.

RESULTS OF OPERATIONS

Net sales for the quarter ended April 1, 2000, increased to $77.9 million or 41.9% compared to $54.9 million during the comparable quarter in the prior year. The increase in net sales is partially attributable to the acquisition of Ex-Cell. Ex-Cell's net sales totaled $22.3 million for the first quarter of 2000 compared to $10.6 million for the first quarter of 1999 since its acquisition on February 12, 1999. The Decorative Home Furnishings segment also benefited from internal sales growth of APE. These increases in sales were slightly offset by a decline in sales of the Fabric Division to $12.7 million from $14.5 million. This decrease was mainly due to manufacturing inefficiencies which restricted the shipment of finished goods.

Gross profit for the quarter ended April 1, 2000 was $19.3 million or 24.8% of net sales compared to $14.4 million or 26.3% of net sales for the same period last year. The increase of $4.9 million relates to the inclusion of Ex-Cell's operating results for the full quarter of 2000 as well as sales growth at APE. Ex-Cell's gross margin was negatively impacted in the first quarter of 1999 by $
0.6 million of additional cost of sales related to the sale of inventory that had been written up at the time of acquisition in accordance with generally accepted accounting principles. As a result of the significant decline in sales, the Fabric Division's gross margin decreased to $1.5 million from $1.7 million. The Fabric Division's results were negatively impacted by the decreased volume which resulted in a low absorption of overhead costs. The Fabric Division benefited from the shutdown of the Tennessee facility during 1999 which reduced manufacturing overhead costs during the first quarter of 2000.

Operating expenses for the quarter ended April 1, 2000, were $16.2 million compared to $27.4 million in the first quarter of the prior year. Operating expenses for 1999 include a $13.1 million restructuring charge related to the closure of a manufacturing facility in the Fabric Division as discussed in "Recent Developments". In addition to the restructuring charge, dollar increases in 2000 relate to the operating expenses of Ex-Cell for the full quarter of 2000. Based on APE's projected operating results, the Company recorded approximately $1.0 million of compensation expense in the first quarter of 1999 related to the APE purchase agreement. However, based on the full year of APE's 1999 operating results, this charge was later reversed and no compensation expense was recorded for the twelve months ended January 1, 2000. Operating expenses for the Fabric Division were down slightly as a result of the decreased sales.

The Company reported operating income of $3.1 million for the quarter ended April 1, 2000 compared to an operating loss of $12.9 million in the prior year as a result of factors described above.

Interest expense for the quarter ended April 1, 2000, was $6.7 million compared to $5.1 million for the same period last year. Interest expense has increased due to higher levels of debt related to the Ex-Cell acquisition, as well as overall increases in interest rates.

Net loss for the quarter ended April 1, 2000, was $3.0 million compared to a net loss of $11.5 million the prior year.

LIQUIDITY AND CAPITAL RESOURCES


The Company relies on internally generated cash flow from operations, supplemented by borrowings under its senior credit facility and vendor financing to meet its debt service requirements, capital expenditures and working capital needs. The Company is highly leveraged.

On April 1, 1997, the Company issued $100 million of senior subordinated notes (the "Notes"). Concurrently with the issuance of the Notes, the Company entered into a $70 million senior credit facility ("the New Credit Facility") with a syndicate of lenders led by Banque Nationale de Paris ("BNP"), pursuant to which the Company obtained available credit (i) up to $45.0 million for working capital and general corporate purposes (the "Working Capital Commitment"), subject to a Borrowing Base, and (ii) up to $25.0 million for acquisitions (the "Acquisition Commitment"). On October 2, 1998, the New Credit Facility was amended to increase the Acquisition Commitment to $76 million. On October 2, 1998, the Company borrowed approximately $55.7 million under the Acquisition Commitment in connection with the acquisition of APE. In connection with the acquisition of Ex-Cell, the Company amended and restated the New Credit Facility to increase its borrowing availability to $200 million. This additional availability was reduced to $175 million in connection with the June, 1999 amendment discussed below and is currently comprised of (i) $65 million as the Working Capital Commitment, subject to the Borrowing Base, as defined, (ii) $40 million Term A loan, and (iii) $70 million Term B loan. Principal payments under the Term A and Term B loans began on September 30, 1999 at a total of $1.7 million per quarter and increase over the life of loans. Borrowings under the Term A loan and Working Capital Commitment are required to be fully repaid by December 31, 2003 and borrowings under the Term B loan are required to be fully repaid by June 30, 2004. On the date of the Ex-Cell acquisition, both the Term A and Term B loans were fully drawn. During November 1999, the Company prepaid a total of approximately $1 million of loans outstanding under the Term A and Term B facilities with excess cash proceeds from the sale of fixed assets. A more detailed description of the senior subordinated notes and the senior credit agreement may be found in the notes to consolidated financial statements.

As of January 1, 2000, the Company was in compliance with its covenants related to both the New Credit Facility and the Notes. On February 23, 2000, the Company failed to repay approximately $2 million of borrowings outstanding under the Working Capital Commitment that was required as a result of an insufficient borrowing base which resulted in a default under the New Credit Facility. The insufficient borrowing base was the result of missed shipments during the last week of January 2000 as a result of a blizzard in Eastern North Carolina that closed operating facilities and restricted shipments. On March 16, 2000, the Company's lenders waived this default until April 10, 2000 and limited the Company's availability under the Working Capital Commitment to approximately $48.3 million, including $3.3 million specifically for letters of credit, with a view towards negotiating mutually acceptable modifications to the facility prior to April 10, 2000. The Company and its lenders have been unable to negotiate such modifications to date and, as of April 11, 2000, the Company was in default under the New Credit Facility as a result of the termination of the above waiver. In accordance with terms of the New Credit Facility, the Company's lenders notified the Company on April 13, 2000 that such lenders were exercising their election to prohibit the Company from making the interest payments of approximately $5.3 million due under the Notes on April 15, 2000. Accordingly, as of April 15, 2000, the Company was in default and remains in default under the terms of the Notes due to its failure to make the interest payment. On April 26, 2000, the New Credit Facility was amended and the previous defaults outstanding as of April 10, 2000 were waived until June 15, 2000 and the senior lenders will continue lending within terms of the New Credit Facility at their discretion. As a result of the above defaults and short term waivers, all of the Company's borrowings under the Notes and New Credit Facility are classified as current liabilities.

For the quarter ended April 1, 2000, the Company was in default of certain financial covenants under the New Credit Facility which had not previously been adjusted under the waivers and amendments received prior to January 1, 2000. This default was waived in the amendment on April 26, 2000 discussed above. The Company is currently in negotiations with its senior lenders to conform its financial covenants and borrowing needs to its current business plan. Even though discussions are ongoing, there can be no assurance that the Company will obtain the necessary amendments and waivers or as to the terms thereof. The Company is currently reviewing alternative financing and strategic options to attempt to address the default outstanding under the Notes and additional amendments required for the New Credit Facility as well as reduce the Company's overall leverage. The Notes also contain a cross-acceleration clause under which they become due and payable in the event that the Company's senior lenders demand payment of the New Credit Facility.

Barring an intervening acceleration of the indebtedness under the New Credit Facility or an insolvency proceeding, the Company believes it has sufficient liquidity to meet its current cash needs. However, any decrease in cash provided by operations or increase in cash used in operations could cause the Company to be unable to meet its cash needs. The Company's future operating performance and ability to service or refinance the Notes and to extend or refinance its other indebtedness will be subject to future economic conditions and to financial, business and other factors beyond the Company's control.

Ex-Cell has a factoring arrangement whereby substantially all of its accounts receivable are assigned and sold without recourse. During November 1999, the Company entered into a factoring agreement for its Fabric Division whereby all pre-approved accounts are assigned without recourse. The Company does retain credit risks on customer orders that were not approved by the factor. As of April 1, 2000, the Company retained credit risk of approximately $1.9 million related to accounts not factored under these two agreements.

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

Holdings is a holding company and as a result does not have any substantive assets or operations that generate revenues or cashflows. Accordingly, Holdings relies on the Company's distribution of dividends to meet its obligations, including interest and principal payments. As of April 1, 2000, Holdings has obligations with a face amount of $32.6 million, bearing interest at stated rates between 5% to 12.5%, to shareholders with principal due in 2004 and 2005.

During September 1998, the Company acquired $5 million of the Notes in the open market. These Notes were subsequently retired. In connection with this transaction, the Company recorded an extraordinary loss of approximately $117,000, net of a tax benefit, which consisted of the write off of a pro rata share of deferred financing costs associated with the Notes.

During June 1999, the Company entered into an interest rate cap agreement which caps the maximum Eurodollar rate to be paid by the Company at 6.5% on an $82.5 million national amount. The Company paid approximately $820,000 to enter into this agreement.

During the first quarter of 2000, net cash used in operations was $7.2 million. Receivables increased by $9.5 million, inventories increased by $6.2 million, accrued expenses increased $7.0 million, and accounts payable increased $2.5 million. These increases are primarily to support the sales growth in the Decorative Home Furnishing Segment and to meet the company's seasonal requirements.


CAPITAL IMPROVEMENTS

Capital expenditures for the three months ended April 1, 2000 were $0.8 million. These additions were related to several projects in the two operating segments.


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


QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       The Company's exposure to market risk relates to changes in interest rates and foreign currency rates. During 1999, the Company entered into an interest rate cap agreement which caps the maximum Eurodollar rate to be paid by the Company at 6.5% on an $82.5 million notional amount. As of April 1, 2000, the market value of this cap was approximately $1 million. The Company has not utilized any other derivative financial instruments. The Company's borrowings under its New Credit Facility bear interest rates based on either a floating Base Rate or the Eurodollar Rate. As of April 1, 2000, the Company had $149.0 million outstanding under its New Credit Facility with an average interest rate of 10.1%. The Company's other borrowings consist of $95.0 million of senior subordinated debt due on April 2007 at a fixed rate of 11%. The definitive extent of the Company's interest rate risk under the New Credit Facility is not quantifiable or predictable because of the variability of future interest rates and borrowing requirements.

       The Company is exposed to foreign currency risk by virtue of its Canadian and Chinese operations. However, less than 10% of its annual revenues are generated by these operations. Both China and Canada have traditionally had a relatively stable currency and therefore the Company feels its exposure to significant adjustments to be minimal. Additionally, the Company's consolidated financial statements are denominated in U. S. dollars and, accordingly, changes in the exchange rate between U. S. dollars and these currencies affect the operating results as well as stockholder's deficit. These adjustments, to date, have not been material to the Company's consolidated balance sheet.



PART II - OTHER INFORMATION

ITEM 2:     LEGAL PROCEEDINGS

       There have been no material developments in legal proceedings involving the Company or its subsidiaries since the Company's Annual Report on Form 10-K for the year ended January 1, 2000.

ITEM 3:     DEFAULT ON SENIOR INDEBTEDNESS

       See "Liquidity and Capital Resources" for a discussion regarding the Company's defaults under the New Credit Facility and Senior Subordinated Notes.

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


       10.13       Amendment No. 4 to the Third Amended and Restated Credit
                   Agreement, dated as of October 29, 1999, among Glenoit
                   Corporation, the banks, financial institutions and other
                   institutional lenders and Banque Nationale de Paris as Agent, is hereby incorporated by reference to Exhibit 10.13 of
                   Glenoit Corporation's Form 10-Q filed on November 23, 1999.
       10.14       Amendment No. 5 to the Third Amended and Restated Credit
                   Agreement, dated as of November 19, 1999, among Glenoit
                   Corporation, the banks, financial institutions and other
                   institutional lenders and Banque Nationale de Paris as Agent, is hereby incorporated by reference to Exhibit 10.14 of
                   Glenoit Corporation's Form 10-Q filed on November 23, 1999.
       10.15       Amendment No. 6 to the Third Amended and Restated Credit
                   Agreement, dated as of March 16, 2000, among Glenoit
                   Corporation, the banks, financial institutions, and other
                   institutional lenders and Banque Nationale de Paris as Agent, is hereby incorporated by reference to Exhibit 10.15 of
                   Glenoit Corporation's Form 10-K filed on April 17, 2000.
       10.16       Amendment No. 7 to the Third Amended and Restated Credit Agreement dated as of April 26, 2000, among Glenoit Corporation, the banks, financial institutions, and other institutional lenders and Banque Nationale de Paris as Agent.
       21.1        Subsidiaries of Glenoit Corporation is hereby incorporated by reference to Exhibit 21.1 to Glenoit
                   Corporation's Registration Statement on Form S-4 (Registration No. 333-42411) filed on December 16, 1997.
       27.1        Financial Data Schedule.

(b)         Reports on Form 8-K
              None


                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: May 22, 2000
                               GLENOIT CORPORATION


                               By     /S/ LESTER D. SEARS
                                  --------------------------------
                                   Lester D. Sears
                                   Executive Vice President and
                                   Chief Financial Officer
                                   (On behalf of the Registrant and as Principal Financial and Accounting Officer)




                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: May 22, 2000
                               GLENOIT ASSET CORPORATION




                               By        /S/ LESTER D. SEARS
                                   -------------------------------
                                   Lester D. Sears
                                   Executive Vice President and
                                   Chief Financial Officer
                                   (On behalf of the Registrant and as Principal Financial and Accounting Officer)