Form 10-K/A
period 2000-01-01
GLENOIT CORP; GLENOIT ASSET CORP
filed 2000-06-05
CIK 1047368, 1051260

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549




                                  FORM 10-K/A
                                  -----------
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
    For the Fiscal Year Ending January 1, 2000

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

     As of January 1, 2000, there were 1,000 shares of Glenoit Corporation common stock outstanding.
                                  -----------
                   DOCUMENTS INCORPORATED BY REFERENCE: NONE
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              GLENOIT CORPORATION
                        Amendment No. 1 on Form 10-K/A
                                    to the
                          Annual Report on Form 10-K
                   for the fiscal year ended January 1, 2000

     This Amendment No. 1 on Form 10-K/A (this "Amendment") is being filed by Glenoit Corporation and Glenoit Asset Corporation (together the "Company") to amend Item 14 of the Company's Annual Report on Form 10-K for the year ended January 1, 2000 filed on April 17, 2000. This Amendment is to revise Note 7 to the Consolidated Financial Statements to correctly state the balance sheet, income statement and cashflows for the Company's Subsidiary Guarantors and Subsidiary Non-Guarantors for the periods presented. Also included in this filing is Schedule II -- Valuation and Qualifying Accounts for the years ended January 1, 2000, January 2, 1999 and January 3, 1998 as well as the related Report of Independent Accountants. Pursuant to Rule 12b-25 of the SEC Rules, the complete text of Item 14, as amended, is set forth herein.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 5, 2000

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

Dated: June 5, 2000

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

                                                   Lester D. Sears

                                            Executive Vice President and
                                               Chief Financial Officer
                                         (On behalf of the Registrant and as
                                                 Principal Financial
                                               And Accounting Officer)

                                   PART IV:

Item 14: Exhibits, Financial Statement Schedules and Reports on Form 8-K

   (a) Financial Statements
        (1) The financial statements listed in the accompanying Index to Consolidated Financial Statements on F-1 are filed as part of this Annual Report on Form 10-K.
        (2) Schedule II -- Valuation and Qualifying Accounts

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


                                 GLENOIT CORPORATION


                                 By /s/        THOMAS J. O'GORMAN
                                       -------------------------------------
                                                Thomas J. O'Gorman
                                 President, Chief Executive Officer and Director
                                          (principal executive officer)


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



 By /s/ THOMAS J. O'GORMAN          President, Chief Executive Officer and Director
  -------------------------------   (principal executive officer)
        Thomas J. O'Gorman

By /s/ LESTER D. SEARS              Executive Vice President and Chief Financial Officer
  -------------------------------   (principal financial and accounting officer)
       Lester D. Sears

By /s/ JOHN MOWBRAY O'MARA          Director
  -------------------------------
       John Mowbray O'Mara

By /s/ SALEEM MUQADDAM              Director
  -------------------------------
       Saleem Muqaddam

By /s/ ISAAC SCHAPIRA               Director
  -------------------------------
       Isaac Schapira

By /s/ JOSEPH M. SILVESTRI          Director
  -------------------------------
       Joseph M. Silvestri

                                  SIGNATURES

     Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of New York, state of New York, on April 14, 2000.

                                     GLENOIT ASSET CORPORATION

                                     By /s/   THOMAS J. O'GORMAN
                                        ------------------------------------
                                               Thomas J. O'Gorman
                                 President, Chief Executive Officer and Director
                                          (principal executive officer)


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



By /s/ THOMAS J. O'GORMAN           President, Chief Executive Officer and Director
  -------------------------------   (principal executive officer)
        Thomas J. O'Gorman

By /s/ PETER J. WINNINGTON          Secretary and Vice President
  -------------------------------
       Peter J. Winnington

By /s/ WILLIAM S. RYMER             Treasurer
  -------------------------------
       William S. Rymer

                     GLENOIT CORPORATION AND SUBSIDIARIES


                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS




                                                                                            Page
                                                                                           -----
Report of Independent Accountants ........................................................  F-2
Consolidated Balance Sheets as of January 2, 1999 and January 1, 2000 ....................  F-3
Consolidated Statements of Operations for the years ended January 3, 1998, January 2,
  1999 and January 1, 2000................................................................  F-5
Consolidated Statements of Stockholder's Deficit for the years ended January 3, 1998,
  January 2, 1999 and January 1, 2000 ....................................................  F-6
Consolidated Statements of Comprehensive Income (Loss) for the years ended January 3,
  1998, January 2, 1999 and January 1, 2000 ..............................................  F-6
Consolidated Statements of Cash Flows for the years ended January 3, 1998, January 2,       F-7
  1999 and January 1, 2000
Notes to Consolidated Financial Statements ...............................................  F-8

                       REPORT OF INDEPENDENT ACCOUNTANTS



The Board of Directors and Shareholder of
Glenoit Corporation

     In our opinion, the consolidated financial statements listed in the index appearing on F-1 present fairly, after the revision described in Note 7, in all material respects, the financial position of Glenoit Corporation and its subsidiaries (the "Company"), a wholly-owned subsidiary of Glenoit Universal, Ltd., as of January 1, 2000 and January 2, 1999, and the results of their operations and their cash flows for each of the years ended January 1, 2000, January 2, 1999 and January 3, 1998 in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedule listed in the index appearing under item 14(a)(2) on page 22, presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

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





PRICEWATERHOUSECOOPERS LLP

Raleigh, North Carolina
March 21, 2000, except as to Note 1 and
  the first fourteen paragraphs and last
  two paragraphs of Note 7 for which the
  date is April 14, 2000 and the
  fifteenth paragraph of Note 7 for
  which the date is May 30, 2000

                     GLENOIT CORPORATION AND SUBSIDIARIES

             (a wholly-owned subsidiary of Glenoit Universal, Ltd.)


                          CONSOLIDATED BALANCE SHEETS



                                                                                              January 2,       January 1,
                                                                                                 1999             2000
                                                                                           ---------------- ----------------
                                         Assets
Current assets:
 Cash and cash equivalents ...............................................................  $     339,700    $   2,015,080
 Receivables:
   Trade accounts receivable, net of allowance of $2,360,000 and $5,470,000 as of
    January 2, 1999 and January 1, 2000, respectively ....................................     29,666,112       27,639,925
   Other receivables .....................................................................        364,996        2,396,339
 Inventories .............................................................................     19,734,042       50,974,925
 Deferred tax asset ......................................................................      2,981,306        3,406,960
 Prepaid expenses and other current assets ...............................................        816,173        1,012,441
                                                                                            -------------    -------------
    Total current assets .................................................................     53,902,329       87,445,670
                                                                                            -------------    -------------
Property, plant and equipment:
 Land ....................................................................................        698,891        1,233,290
 Buildings and improvements ..............................................................     10,619,144       14,677,246
 Machinery and equipment .................................................................     48,510,929       67,259,267
 Computer equipment ......................................................................      4,207,744        7,617,064
 Furniture and fixtures ..................................................................        940,409        1,728,944
 Leasehold improvements ..................................................................        670,027        2,624,780
 Construction-in-progress ................................................................      3,276,432        1,055,176
                                                                                            -------------    -------------
    Total ................................................................................     68,923,576       96,195,767
 Less accumulated depreciation and amortization ..........................................    (19,815,265)     (28,494,090)
                                                                                            -------------    -------------
    Net property, plant and equipment ....................................................     49,108,311       67,701,677
                                                                                            -------------    -------------
Other assets:
 Notes receivable from related party .....................................................        266,821          246,810
 Intangible assets, net of accumulated amortization of $1,735,000 and $3,185,000 as of
   January 2, 1999 and January 1, 2000, respectively .....................................     35,715,233       50,933,860
 Deferred loan costs and other, net of accumulated amortization of $1,181,000 and
   $2,836,000 as of January 2, 1999 and January 1, 2000, respectively ....................      5,195,653        9,293,032
 Other ...................................................................................        510,716        1,324,424
                                                                                            -------------    -------------
    Total assets .........................................................................  $ 144,699,063    $ 216,945,473
                                                                                            =============    =============

The accompanying notes are an integral part of the consolidated financial statements.

                     GLENOIT CORPORATION AND SUBSIDIARIES

             (a wholly-owned subsidiary of Glenoit Universal, Ltd.)


                          CONSOLIDATED BALANCE SHEETS



                                                                                            January 2,       January 1,
                                                                                               1999             2000
                                                                                         ---------------- ----------------
                          Liabilities and Stockholder's Deficit
Current liabilities:
 Accounts payable ......................................................................  $   2,888,602    $  10,061,519
 Accrued expenses ......................................................................      5,389,816        6,408,338
 Accrued compensation ..................................................................      5,208,116        4,274,474
 Accrued interest ......................................................................      2,701,102        3,224,475
 Current maturities of long-term debt ..................................................             --      237,681,953
 Payable to related party ..............................................................      8,521,000               --
 Due to Holdings .......................................................................      1,752,143        2,462,933
                                                                                          -------------    -------------
    Total current liabilities ..........................................................     26,460,779      264,113,692
Long-term debt -- less current maturities ..............................................    160,707,499               --
Deferred income taxes ..................................................................      3,382,058        5,840,012
Other ..................................................................................        504,196        6,125,933
                                                                                          -------------    -------------
    Total liabilities ..................................................................    191,054,532      276,079,637
                                                                                          -------------    -------------
Commitments and contingencies
Stockholder's deficit:
 Common stock, $.01 par value, 1,000 shares authorized, issued and outstanding as of
   January 2, 1999 and January 1, 2000 .................................................             10               10
 Additional paid-in capital ............................................................      1,461,713        1,461,713
 Accumulated deficit ...................................................................    (46,966,633)     (60,255,036)
 Accumulated other comprehensive loss ..................................................       (850,559)        (340,851)
                                                                                          -------------    -------------
    Total stockholder's deficit ........................................................    (46,355,469)     (59,134,164)
                                                                                          -------------    -------------
    Total liabilities and stockholder's deficit ........................................  $ 144,699,063    $ 216,945,473
                                                                                          =============    =============

The accompanying notes are an integral part of the consolidated financial statements.

                     GLENOIT CORPORATION AND SUBSIDIARIES

             (a wholly-owned subsidiary of Glenoit Universal, Ltd.)


                     CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                                                 Years Ended
                                                                              --------------------------------------------------
                                                                                 January 3,      January 2,       January 1,
                                                                                    1998            1999             2000
                                                                              --------------- --------------- ------------------
Net sales ...................................................................  $ 146,920,759   $ 172,042,207    $  294,724,697
Cost of sales ...............................................................     98,061,440     123,696,704       212,154,943
                                                                               -------------   -------------    --------------
    Gross profit ............................................................     48,859,319      48,345,503        82,569,754
                                                                               -------------   -------------    --------------
Operating expenses:
  Selling ...................................................................     12,309,451      15,024,758        23,837,975
  Administrative ............................................................      8,780,595      16,115,200        35,057,507
  Research and development ..................................................      1,842,639       1,736,106         4,070,252
  Restructuring charge ......................................................             --              --        13,100,000
                                                                               -------------   -------------    --------------
    Total operating expenses ................................................     22,932,685      32,876,064        76,065,734
                                                                               -------------   -------------    --------------
Income from operations ......................................................     25,926,634      15,469,439         6,504,020
                                                                               -------------   -------------    --------------
Other income (expense):
  Interest expense, net .....................................................    (10,938,341)    (13,941,672)      (25,089,954)
  Amortization of deferred financing costs ..................................       (645,621)       (690,656)       (1,654,778)
  Other .....................................................................        (86,853)       (147,624)          921,113
                                                                               -------------   -------------    --------------
    Total other expense .....................................................    (11,670,815)    (14,779,952)      (25,823,619)
                                                                               -------------   -------------    --------------
Income (loss) before income taxes and extraordinary loss ....................     14,255,819         689,487       (19,319,599)
Income tax expense (benefit) ................................................      5,390,412         307,915        (6,031,196)
                                                                               -------------   -------------    --------------
Income (loss) before extraordinary loss .....................................      8,865,407         381,572       (13,288,403)
Extraordinary loss on early extinguishment of debt, net of tax benefit of
  $1,527,000 for the year ended January 3, 1998 and $67,000 for the
  year ended January 2, 1999 ................................................      2,856,884         117,236                --
                                                                               -------------   -------------    --------------
Net income (loss) ...........................................................  $   6,008,523   $     264,336    $  (13,288,403)
                                                                               =============   =============    ==============

The accompanying notes are an integral part of the consolidated financial statements.

                     GLENOIT CORPORATION AND SUBSIDIARIES

             (a wholly-owned subsidiary of Glenoit Universal, Ltd.)

                CONSOLIDATED STATEMENTS OF STOCKHOLDER'S DEFICIT

     for years ended January 3, 1998, January 2, 1999 and January 1, 2000



                                                                                          Accumulated
                                     Shares of            Additional                         Other
                                       Common    Common     Paid-in      Accumulated     Comprehensive
                                       Stock      Stock     Capital        Deficit          Income           Total
                                    ----------- -------- ------------ ----------------- -------------- -----------------
Balance as of January 4, 1997 .....   1,000        $10    $1,161,713    $ (43,960,041)    $       --     $ (42,798,318)
Net income ........................                                         6,008,523                        6,008,523
Dividends .........................                                        (7,343,581)                      (7,343,581)
Stock compensation ................                          200,000                                           200,000
Accumulated other comprehensive
 loss .............................                                                         (232,614)         (232,614)
                                      -----        ---    ----------    -------------     ----------     -------------
Balance as of January 3, 1998 .....   1,000         10     1,361,713      (45,295,099)      (232,614)      (44,165,990)
Net income ........................                                           264,336                          264,336
Dividends .........................                                        (1,935,870)                      (1,935,870)
Stock compensation ................                          100,000                                           100,000
Accumulated other comprehensive
 loss .............................                                                         (617,945)         (617,945)
                                      -----        ---    ----------    -------------     ----------     -------------
Balance as of January 2, 1999 .....   1,000         10     1,461,713      (46,966,633)      (850,559)      (46,355,469)
Net loss ..........................                                       (13,288,403)                     (13,288,403)
Accumulated other comprehensive
 income ...........................                                                          509,708           509,708
                                      -----        ---    ----------    -------------     ----------     -------------
Balance as of January 1, 2000 .....   1,000        $10    $1,461,713    $ (60,255,036)    $ (340,851)    $ (59,134,164)
                                      =====        ===    ==========    =============     ==========     =============

            CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)



                                                                   Years Ended
                                               ----------------------------------------------------
                                                January 3, 1998   January 2, 1999   January 1, 2000
                                               ----------------- ----------------- ----------------
Net income (loss) ............................    $6,008,523        $  264,336      $ (13,288,403)
Other comprehensive income (loss), net of tax:
 Currency translation adjustment .............      (147,710)         (392,395)           323,665
                                                  ----------        ----------      -------------
Comprehensive income (loss) ..................    $5,860,813        $ (128,059)     $ (12,964,738)
                                                  ==========        ==========      =============

The accompanying notes are an integral part of the consolidated financial statements.

                     GLENOIT CORPORATION AND SUBSIDIARIES

             (a wholly-owned subsidiary of Glenoit Universal, Ltd.)


                     CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                              Years Ended
                                                                          ---------------------------------------------------
                                                                             January 3,       January 2,       January 1,
                                                                                1998             1999             2000
                                                                          ---------------- --------------- ------------------
Cash flows from operating activities:
 Net income (loss) ......................................................  $    6,008,523   $     264,336    $  (13,288,403)
   Adjustments to reconcile net income (loss) to net cash provided by
    (used in) operating activities:
    Loss on early extinguishment of debt ................................       4,383,884         184,624                --
    Deferred income taxes ...............................................         (81,781)       (753,382)       (1,171,129)
    Depreciation and amortization .......................................       3,861,613       6,415,650        12,278,527
    Restructuring charge ................................................              --              --        13,100,000
    Loss (gain) on sale of property and equipment .......................         234,020          19,497          (198,843)
    Stock compensation ..................................................         200,000         100,000                --
    Effect of foreign currency exchange rate ............................        (232,614)       (617,945)          509,708
    Changes in operating assets and liabilities, net of acquired operating assets and liabilities:
     Trade and other receivables ........................................       1,025,410       6,112,704         4,225,713
     Inventories ........................................................       1,678,022       6,345,582       (13,202,475)
     Prepaid expenses and other .........................................         443,589        (640,061)       (1,296,249)
     Due to Holdings ....................................................         944,564        (926,444)          710,790
     Accounts payable ...................................................       2,079,009      (4,415,003)        2,079,071
     Accrued expenses and other liabilities .............................       3,161,820       5,699,801        (7,865,271)
                                                                           --------------   -------------    --------------
       Net cash provided by (used in) operating activities ..............      23,706,059      17,789,359        (4,118,561)
                                                                           --------------   -------------    --------------
Cash flows from investing activities:
 Purchases of acquired businesses .......................................      (8,209,333)    (55,671,337)      (59,649,243)
 Purchases of and additions to property, plant and equipment ............     (19,605,752)    (17,901,934)       (7,529,821)
 Proceeds from sale of property and equipment and refunds of
   deposits .............................................................          52,300          55,542         1,750,706
                                                                           --------------   -------------    --------------
       Net cash used in investing activities ............................     (27,762,785)    (73,517,729)      (65,428,358)
                                                                           --------------   -------------    --------------
Cash flows from financing activities:
 Payments on capital lease obligations ..................................        (625,821)       (759,619)               --
 Proceeds from line of credit and issuance of debt ......................     124,600,000      80,707,499       181,583,168
 Payments on line of credit and debt ....................................    (104,600,000)    (17,000,000)     (104,608,713)
 Payments for financing costs ...........................................      (6,950,409)       (987,121)       (5,752,156)
 Advances on notes receivable -- related party ..........................              --         (79,099)               --
 Dividends paid .........................................................      (1,600,000)     (1,935,870)               --
 Purchase of senior subordinated notes ..................................              --      (4,950,000)               --
 Payment of note payable to related party ...............................      (5,743,581)             --                --
                                                                           --------------   -------------    --------------
       Net cash provided by financing activities ........................       5,080,189      54,995,790        71,222,299
                                                                           --------------   -------------    --------------
       Net increase (decrease) in cash and cash equivalents .............       1,023,463        (732,580)        1,675,380
Cash and cash equivalents at beginning of year ..........................          48,817       1,072,280           339,700
                                                                           --------------   -------------    --------------
Cash and cash equivalents at end of year ................................  $    1,072,280   $     339,700    $    2,015,080
                                                                           ==============   =============    ==============

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


     Principles of Consolidation

     On October 2, 1998, the Company acquired all the capital stock of APE (see
Note 3). On February 12, 1999, the Company acquired all of the outstanding shares of capital stock of Ex-Cell (see Note 3). Accordingly, as of January 1, 2000, the consolidated financial statements presented include the amounts of Glenoit Corporation and its wholly-owned subsidiaries Glenoit Canada, Glenoit Asset Corporation, APE and Ex-Cell.

     All material intercompany accounts and transactions are eliminated. The Company reports its operations on a fifty-two/ fifty-three week fiscal year.


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

                     GLENOIT CORPORATION AND SUBSIDIARIES
             (a wholly-owned subsidiary of Glenoit Universal, LTD.)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

     Depreciation is primarily computed using the straight-line method over the related asset's estimated useful life as follows:


  Buildings and improvements ......... 20 to 40 years
  Machinery and equipment ............ 5 to 12 years
  Computer equipment ................. 3 to 7 years
  Furniture and equipment ............ 3 to 12 years

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

                     GLENOIT CORPORATION AND SUBSIDIARIES
             (a wholly-owned subsidiary of Glenoit Universal, LTD.)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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


3. ACQUISITIONS

     Effective August 30, 1997, Glenoit Corporation through a wholly-owned subsidiary, Glenoit Corporation of Canada ("Glenoit Canada"), acquired certain assets and certain liabilities of Collins & Aikman Canada, Inc. for cash consideration of approximately $8.2 million. The acquisition has been accounted for as a purchase and, accordingly, the operating results of the acquired business have been included in the results of operations since the acquisition date. The purchase price allocation attributed approximately $3.4 million to net working capital items, approximately $4.4 million to property, plant and equipment and approximately $.4 million to goodwill. For the year ended December 28, 1996, the acquired business had

                     GLENOIT CORPORATION AND SUBSIDIARIES
             (a wholly-owned subsidiary of Glenoit Universal, LTD.)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

3. ACQUISITIONS (Continued)

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



                                             Years Ended
                                   -------------------------------
                                      January 2,      January 1,
                                         1999            2000
                                   --------------- ---------------
                                             (Unaudited)
       Net sales .................  $304,600,000    $ 303,500,000
                                    ============    =============
       Net income (loss) .........     4,900,000      (12,100,000)
                                    ============    =============

     These unaudited pro forma results do not purport to be indicative of the results that would have actually been obtained if APE and Ex-Cell had been acquired as of January 4, 1998 or results of future periods.

                     GLENOIT CORPORATION AND SUBSIDIARIES
             (a wholly-owned subsidiary of Glenoit Universal, LTD.)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

4. INVENTORIES
     Inventories are summarized as follows:



                                     January 2,     January 1,
                                        1999           2000
                                   -------------- -------------
  Raw materials ..................  $ 2,843,387    $ 9,269,434
  Work-in-progress ...............    1,933,812      4,985,545
  Finished goods .................   14,956,843     36,719,946
                                    -----------    -----------
  Total Inventories ..............  $19,734,042    $50,974,925
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



                                                          Original Reserve      Usage     Adjustment   Remaining Reserve
                                                         ------------------ ------------ ------------ ------------------
Anticipated expenditures related to operating leases
 For plant and equipment ...............................       $7,323         $ (1,348)    $ (1,586)        $4,389
Anticipated severance benefits .........................          850             (850)           0              0
                                                               ------         --------     --------         ------
                                                               $8,173         $ (2,198)    $ (1,586)        $4,389
                                                               ======         ========     ========         ======

7. LONG-TERM DEBT

     As of January 2, 1999 and January 1, 2000 long-term debt consisted of the following:



                                           January 2,      January 1,
                                              1999            2000
                                         -------------- ---------------
       Senior credit facility ..........  $ 65,707,499   $142,681,953
       11% Senior subordinated notes ...    95,000,000     95,000,000
                                          ------------   ------------
       Total long-term debt ............  $160,707,499   $237,681,953
       Less current portion ............            --    237,681,953
                                          ------------   ------------
                                          $160,707,499   $         --
                                          ============   ============

                     GLENOIT CORPORATION AND SUBSIDIARIES
             (a wholly-owned subsidiary of Glenoit Universal, LTD.)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

7. LONG-TERM DEBT (Continued)

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

     As of June 29, 1999, the Company's senior lenders waived the Company's requirement to maintain and meet certain financial covenants contained in the Facility for the period ending July 3, 1999. In connection with obtaining the waiver, the

                     GLENOIT CORPORATION AND SUBSIDIARIES
             (a wholly-owned subsidiary of Glenoit Universal, LTD.)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

7. LONG-TERM DEBT (Continued)

Working Capital Commitment was reduced from $90 million to $65 million and certain financial covenants were amended including an amendment to require monthly testing of the Company's total leverage and senior leverage ratios. The Company was not in compliance with these ratios for the month of July, 1999 and, accordingly, received a waiver for such non-compliance as well as amended the August, 1999 and September, 1999 covenants on August 20, 1999. In connection with these waivers and amendments, the Company paid a fee to the banking group of $440,000. As a result of a temporary shutdown of two facilities in Tarboro, N.C. caused by Hurricane Floyd during September, 1999, the Company was not in compliance with the revised covenants as of October 2, 1999 and received a waiver for such non-compliance as of October 29, 1999. On November 19, 1999, the Company received a waiver which eliminated the requirement to meet certain financial covenants for the month of October and amended existing covenants for November and December 1999 as well as created monthly covenants for January and February 2000. The Company paid a fee to the banking group of $440,000 in connection with obtaining these waivers and amendments.

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

                     GLENOIT CORPORATION AND SUBSIDIARIES
             (a wholly-owned subsidiary of Glenoit Universal, LTD.)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

7. LONG-TERM DEBT (Continued)

     During June 1999, the Company entered into an interest rate cap agreement which caps the maximum Eurodollar rate to be paid by the Company at 6.5% on an $82.5 million notional amount. The Company paid approximately $820,000 to enter into this agreement.

     Substantially all of the Company's domestic and Canadian assets and operations are pledged as collateral for the New Credit Facility. Holdings and Glenoit Asset Corporation have guaranteed the Company's obligations under the New Credit Facility. Holdings and Glenoit Asset Corporation have no substantive assets or operations and rely on the Company to fund their obligations.

     The Senior Subordinated Notes are fully and unconditionally guaranteed, on a joint and several basis, by Glenoit Asset Corporation, and the domestic operations of APE and Ex-Cell (together the "Subsidiary Guarantors"). Glenoit Asset Corporation's operations consist solely of leasing certain trademarks and other intangibles to Glenoit Corporation. Accordingly, Glenoit Asset Corporation's assets and operations consist primarily of intercompany assets and operations with Glenoit Corporation. Glenoit Canada has not guaranteed the Senior Subordinated Notes. The financial information of the subsidiary guarantors for these periods has been excluded because management believes that this information is not material to investors. Prior to the acquisition discussed in Note 3, Glenoit Canada had no operations.

     Subsequent to filing its Annual Report on Form 10-K for the year ended January 1, 2000, the Company noted that the wholly-owned foreign subsidiaries of APE and Ex-Cell (all located in the Far East) were not guarantors of the Senior Subordinated Notes. Accordingly, the financial data for these entities have been reclassified from the "Subsidiary Guarantors" as previously presented and included with Glenoit Canada to represent the "Subsidiary Non-Guarantors". Total assets, net income and cash flows from operations for these reclassified entities were $6.2 million, $2.6 million and $3.9 million, respectively, for fiscal 1999. As of January 2, 1999, total assets for the foreign subsidiary of APE as well as net income and cash flow from operations were immaterial. The following tables present summarized balance sheet information of Glenoit Corporation, the Subsidiary Guarantors and the Subsidiary Non-Guarantors as of January 1, 2000 and the related summarized operating statement and cash flow statement information for the period then ended. The Company believes that separate financial statements and other disclosures regarding the Subsidiary Guarantors, are not material to investors. Summarized balance sheet information, in thousands, as of January 1, 2000 is as follows:



                                            Glenoit     Subsidiary     Subsidiary
                                          Corporation   Guarantors   Non-Guarantors   Eliminations   Consolidated
                                         ------------- ------------ ---------------- -------------- -------------
Cash and cash equivalents ..............   $      69     $   (136)      $  2,082                      $   2,015
Accounts and other
 receivables, net ......................      11,897       15,400          2,739                         30,036
Inventories ............................       9,128       37,835          4,012                         50,975
Other current assets ...................       6,297       (2,138)           260                          4,419
                                           ---------     --------       --------      -----------     ---------
   Total current assets ................      27,391       50,961          9,093                         87,445
Property, plant and equipment, net .....      33,785       23,723         10,194                         67,702
Investments in subsidiaries ............     109,508        9,449             --      $  (118,957)           --
Other assets ...........................      74,121       49,623            796          (62,742)       61,798
                                           ---------     --------       --------      -----------     ---------
   Total assets ........................   $ 244,805     $133,756       $ 20,083      $  (181,699)    $ 216,945
                                           =========     ========       ========      ===========     =========
Accounts payable .......................   $   3,408     $  4,075       $  2,578                      $  10,061
Accrued expenses .......................     235,976       22,707         (4,630)                       254,053
                                           ---------     --------       --------      -----------     ---------
   Total current liabilities ...........     239,384       26,782         (2,052)                       264,114
Long-term debt .........................      59,624                       3,118      $   (62,742)
Other long-term liabilities ............       4,590        7,240            135                         11,965
Stockholders equity (deficit) ..........     (58,793)      99,734         18,882         (118,957)      (59,134)
                                           ---------     --------       --------      -----------     ---------
   Total liabilities and
    equity (deficit) ...................   $ 244,805     $133,756       $ 20,083      $  (181,699)    $ 216,945
                                           =========     ========       ========      ===========     =========

                     GLENOIT CORPORATION AND SUBSIDIARIES
             (a wholly-owned subsidiary of Glenoit Universal, LTD.)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

7. LONG-TERM DEBT (Continued)

Summarized operating statements information, in thousands, for the year ended January 1, 2000 is as follows:



                                         Glenoit     Subsidiary     Subsidiary
                                       Corporation   Guarantors   Non-Guarantors   Eliminations   Consolidated
                                      ------------- ------------ ---------------- -------------- -------------
Net sales ...........................   $ 114,923     $163,595       $27,244        $ (11,037)     $ 294,725
Cost of sales .......................      85,625      117,210        20,357          (11,037)       212,155
                                        ---------     --------       -------        ---------      ---------
Gross profit ........................      29,298       46,385         6,887                0         82,570
Operating expenses ..................      37,436       36,956         1,674                          76,066
Royalty income (expense) ............      (7,184)       7,184             0                0              0
                                        ---------     --------       -------        ---------      ---------
Income (loss) from operations .......     (15,322)      16,613         5,213                0          6,504
Interest expense (income) ...........      26,721       (1,875)          244                          25,090
Other expense (income) ..............         800          (10)          (57)                            733
Equity earnings of subsidiaries .....      14,379        2,612            --          (16,991)            --
Income tax expense (benefit) ........     (15,176)       7,415         1,730               --         (6,031)
                                        ---------     --------       -------        ---------      ---------
Net income (loss) ...................   $ (13,288)    $ 13,695       $ 3,296        $ (16,991)     $ (13,288)
                                        =========     ========       =======        =========      =========

Summarized cash flow statement information, in thousands, for the year ended January 1, 2000 is as follows:



                                                        Glenoit     Subsidiary     Subsidiary
                                                      Corporation   Guarantors   Non-Guarantors   Eliminations   Consolidated
                                                     ------------- ------------ ---------------- -------------- -------------
Cash flows from operating activities ...............   $ (19,278)    $ 12,084        $3,075                       $  (4,119)
Cashflows used in investing activities .............     (62,374)      (2,909)         (145)                        (65,428)
Cash flows from (used in) financing activities .....      81,682       (9,490)         (970)                         71,222
                                                       ---------     --------        ------      --------------   ---------
Net increase (decrease) in cash ....................          30         (315)        1,960                           1,675
Cash at beginning of period ........................          39          179           122                             340
                                                       ---------     --------        ------      --------------   ---------
Cash at end of period ..............................   $      69     $   (136)       $2,082                       $   2,015
                                                       =========     ========        ======      ==============   =========

                     GLENOIT CORPORATION AND SUBSIDIARIES
             (a wholly-owned subsidiary of Glenoit Universal, LTD.)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

7. LONG-TERM DEBT (Continued)

Summarized balance sheet information, in thousands, as of January 2, 1999 is as follows:



                                            Glenoit     Subsidiary     Subsidiary
                                          Corporation   Guarantors   Non-Guarantor   Eliminations   Consolidated
                                         ------------- ------------ --------------- -------------- -------------
Cash and cash equivalents ..............   $      39     $    179       $   122                      $     340
Accounts and other
  receivables, net .....................      17,373       10,998         1,660                         30,031
Inventories ............................       5,766       13,307           661                         19,734
Other current assets ...................       3,588          163            46                          3,797
                                           ---------     --------       -------                      ---------
   Total current assets ................      26,766       24,647         2,489                         53,902
Property, plant and equipment, net .....      39,800        1,189         8,119                         49,108
Investment in subsidiaries .............      95,184           --            --          (95,184)           --
Other assets ...........................      17,805       79,176           378          (55,670)       41,689
                                           ---------     --------       -------          -------     ---------
   Total assets ........................   $ 179,555     $105,012       $10,986       $ (150,854)    $ 144,699
                                           =========     ========       =======       ==========     =========
Accounts payable .......................       1,617          920           352                          2,889
Other current liabilities ..............      10,713       12,605           254                         23,572
                                           ---------     --------       -------                      ---------
   Total current liabilities ...........      12,330       13,525           606                         26,461
Long-term debt .........................     208,869        5,393         2,115          (55,670)      160,707
Other long-term liabilities ............       3,862                         25                          3,887
Stockholders equity (deficit) ..........     (45,506)      86,094         8,240          (95,184)      (46,356)
                                           ---------     --------       -------       ----------     ---------
   Total liabilities and equity ........   $ 179,555     $105,012       $10,986       $ (150,854)    $ 144,699
                                           =========     ========       =======       ==========     =========

Summarized operating statements information, in thousands, for the year ended January 2, 1999 is as follows:



                                      Glenoit     Subsidiary     Subsidiary
                                    Corporation   Guarantors   Non-Guarantor   Eliminations   Consolidated
                                   ------------- ------------ --------------- -------------- -------------
Net sales ........................   $143,858      $ 17,423       $10,761                       $172,042
Cost of sales ....................    100,906        14,219         8,572                        123,697
                                     --------      --------       -------                       --------
Gross profit .....................     42,952         3,204         2,189                         48,345
Operating expenses ...............     23,991         7,772         1,113                         32,876
Royalty income (expense) .........     (9,155)        9,155            --                             --
                                     --------      --------       -------                       --------
Income from operations ...........      9,806         4,587         1,076                         15,469
Interest expense (income) ........     16,202        (2,394)          134                         13,942
Other expense (income) ...........        420           236           182                            838
Income tax expense (benefit) .....     (2,188)        2,222           274                            308
Earnings of subsidiaries .........      5,009            --            --          (5,009)            --
Extraordinary loss, net ..........        117            --            --              --            117
                                     --------      --------       -------          ------       --------
Net income .......................   $    264      $  4,523       $   486        $ (5,009)      $    264
                                     ========      ========       =======        ========       ========

                     GLENOIT CORPORATION AND SUBSIDIARIES
             (a wholly-owned subsidiary of Glenoit Universal, LTD.)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

7. LONG-TERM DEBT (Continued)

Summarized cash flow statement information, in thousands, for the year ended January 2, 1999 is as follows:



                                                       Glenoit     Subsidiary     Subsidiary
                                                     Corporation   Guarantors   Non-Guarantors   Eliminations   Consolidated
                                                    ------------- ------------ ---------------- -------------- -------------
Cashflows from (used in) operating activities .....   $  (5,232)   $  22,211       $    810                      $  17,789
Cashflows used in investing activities ............     (70,358)                     (3,160)                       (73,518)
Cashflows from (used in) financing activities .....      74,978      (22,108)         2,127                         54,997
                                                      ---------    ---------       --------     --------------   ---------
Net increase(decrease) in cash ....................        (612)         103           (223)                          (732)
Cash at beginning of period .......................         651           76            345                          1,072
                                                      ---------    ---------       --------     --------------   ---------
Cash at end of period .............................   $      39    $     179       $    122                      $     340
                                                      =========    =========       ========     ==============   =========

     On April 1, 1997, the Company utilized the proceeds from the 11% Senior Subordinated Notes to retire the Company's existing debt with financial institutions, which included the balance of an $80 million senior credit facility (the Term A and B Notes and the working capital line of credit) (the "Old Facility") and a $15 million 12.5% Senior Subordinated Note payable (the "$15 Million Senior Subordinated Note"). Additionally, on April 1, 1997, the Company retired a note to a shareholder of Holdings in the amount of approximately $5.8 million. As a result of the Company's payoff of these obligations, the Company charged to earnings $2,884,000 of net deferred loan costs and a $1,500,000 prepayment penalty related to the $15 million Senior Subordinated Note. During the first quarter of 1997, the Company recognized an extraordinary loss from the early extinguishment of debt of $2,857,000, which is net of a tax benefit of $1,527,000 related to these charges.

     During the years ended January 3, 1998, January 2, 1999 and January 1, 2000, the Company paid $9,017,000, $13,570,000, and $24,413,000 respectively, in cash for interest.


8. LEASES

     The Company leases certain equipment and facilities under operating leases that expire through August 2008. Rent expense was $4,075,000, $4,410,000 and $4,218,000 during the years ended January 3, 1998, January 2, 1999 and January 1, 2000, respectively.

     As of January 1, 2000, future minimum rental payments required under operating leases that have initial or remaining noncancelable terms in excess of one year, including amounts reflected in the restructuring charge discussed in Note 6, are as follows:


      2000 ...................................  $ 6,428,000
      2001 ...................................    4,105,000
      2002 ...................................    2,697,000
      2003 ...................................    1,788,000
      2004 ...................................    1,499,000
      Thereafter .............................    2,672,000
                                                -----------
        Total minimum lease payments .........  $19,189,000
                                                ===========

                     GLENOIT CORPORATION AND SUBSIDIARIES
             (a wholly-owned subsidiary of Glenoit Universal, LTD.)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

9. INCOME TAXES
     The provision, including tax benefits on extraordinary losses, for federal, state and foreign income taxes consist of the following components:



                          January 3,     January 2,      January 1,
                             1998           1999            2000
                        -------------- -------------- ----------------
Current:
  Federal .............   $2,867,333     $1,157,800     $ (4,706,766)
  State ...............      891,521       (412,308)        (919,414)
  Foreign .............      186,339        248,805          766,113
                          ----------     ----------     ------------
                           3,945,193        994,297       (4,860,067)
                          ----------     ----------     ------------
Deferred:
  Federal .............      730,402       (483,903)      (2,565,531)
  State ...............     (812,183)      (294,311)       1,392,924
  Foreign .............           --         24,832            1,478
                          ----------     ----------     ------------
                             (81,781)      (753,382)      (1,171,129)
                          ----------     ----------     ------------
    Total .............   $3,863,412     $  240,915     $ (6,031,196)
                          ==========     ==========     ============

     The 1997 and 1998 provisions for federal and state income taxes has been allocated to income before income taxes and extraordinary loss, and the extraordinary loss on early extinguishment of debt. Included in income (loss) before income taxes are foreign earnings of $517,000, $760,000 and $5,000,000 in fiscal 1997, 1998 and 1999 respectively.

     A reconciliation of the provision for income taxes to the federal statutory rate of 34% is as follows:



                                                           January 3,   January 2,     January 1,
                                                              1998         1999           2000
                                                          ------------ ------------ ----------------
     Statutory federal income tax expense (benefit) .....  $3,356,000   $  171,786    $ (6,568,664)
     State income taxes, net of federal benefit .........     191,000     (466,368)       (606,813)
     Contingencies and nondeductible expenses ...........     307,000      522,487         333,418
     Increase in valuation allowance ....................          --           --         895,467
     Other ..............................................       9,412       13,010         (84,604)
                                                           ----------   ----------    ------------
     Income tax expense (benefit) .......................  $3,863,412   $  240,915    $ (6,031,196)
                                                           ==========   ==========    ============

     Undistributed earnings of the Company's foreign subsidiary amounted to approximately $8.2 million at January 1, 2000.

                     GLENOIT CORPORATION AND SUBSIDIARIES
             (a wholly-owned subsidiary of Glenoit Universal, LTD.)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

9. INCOME TAXES (Continued)

     Deferred income taxes reflect the tax effects of differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. The significant components of the Company's deferred tax assets and liabilities at January 2, 1999 and January 1, 2000 are as follows:



                                                    January 2,      January 1,
                                                       1999            2000
                                                  -------------- ---------------
      Deferred tax assets:
        Capital loss carryforwards ..............   $  431,723    $         --
        Accrued liabilities .....................    1,963,663       4,329,538
        Asset valuation allowances ..............      221,132         162,803
        Federal net operating losses ............           --       4,706,766
        State net operating losses ..............      763,331       1,059,594
        Inventory ...............................      562,810       1,424,068
        Other ...................................       71,503          42,068
                                                    ----------    ------------
        Gross deferred assets ...................    4,014,162      11,724,837
          Valuation allowance ...................     (431,723)       (895,468)
                                                    ----------    ------------
        Deferred tax assets .....................    3,582,439      10,829,369
        Less: Noncurrent portion ................     (601,133)     (7,422,409)
                                                    ----------    ------------
          Current deferred tax assets ...........   $2,981,306    $  3,406,960
                                                    ==========    ============
      Deferred tax liabilities:
        Depreciation and amortization ...........   $3,926,856    $ 10,415,206
        Unremitted foreign earnings .............           --       2,789,402
        Other ...................................       56,335          57,813
                                                    ----------    ------------
        Deferred tax liabilities ................    3,983,191      13,262,421
        Less: Noncurrent deferred tax asset .....     (601,133)     (7,422,409)
                                                    ----------    ------------
          Noncurrent deferred tax liability .....   $3,382,058    $  5,840,012
                                                    ==========    ============

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

                     GLENOIT CORPORATION AND SUBSIDIARIES
             (a wholly-owned subsidiary of Glenoit Universal, LTD.)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

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



                                                                  Years Ended
                                                         ------------------------------
                                                            January 2,     January 1,
                                                               1999           2000
                                                         --------------- --------------
Change in Benefit Obligation:
 Benefit obligation at beginning of year ...............  $ 11,931,128    $ 14,635,374
 Service cost ..........................................       679,609         728,728
 Interest cost .........................................       894,151         972,007
 Actuarial losses/(gains) ..............................     1,555,994      (1,377,741)
 Benefits paid .........................................      (425,508)       (489,513)
                                                          ------------    ------------
 Benefit obligation at end of year .....................  $ 14,635,374    $ 14,468,855
                                                          ============    ============
Change in plan assets:
 Fair value of plan assets at beginning of year ........  $ 12,100,951    $ 13,437,670
 Actual return on plan assets ..........................     1,160,288         542,395
 Company contributions .................................       601,939         620,191
 Benefits paid .........................................      (425,508)       (489,513)
                                                          ------------    ------------
 Fair value of plan assets at end of year ..............  $ 13,437,670    $ 14,110,743
                                                          ============    ============
Funded status of the plans:
 Funded status at end of year ..........................  $ (1,197,704)   $   (358,112)
 Unrecognized transition asset .........................       (96,504)             --
 Unrecognized prior service cost .......................       250,976         188,324
 Unamortized net actuarial losses ......................       927,737          48,250
                                                          ------------    ------------
 Accrued benefit cost ..................................  $   (115,495)   $   (121,538)
                                                          ============    ============


                                                                   January 3,   January 2,     January 1,
                                                                      1998         1999           2000
                                                                  ------------ ------------ ---------------
Net pension cost includes the following components:
 Service cost -- benefits earned during the period ..............  $  512,293   $  679,609   $    728,728
 Interest cost on projected benefit obligations .................     757,142      894,151        972,007
 Expected return on plan assets .................................    (757,907)    (943,864)    (1,043,820)
 Net amortization and deferral of unrecognized net gain (loss) ..      37,410      (38,475)       (30,681)
                                                                   ----------   ----------   ------------
 Net periodic pension expense for year ..........................  $  548,938   $  591,421   $    626,234
                                                                   ==========   ==========   ============

                     GLENOIT CORPORATION AND SUBSIDIARIES
             (a wholly-owned subsidiary of Glenoit Universal, LTD.)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

10. EMPLOYEE BENEFIT PLANS (Continued)

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

                     GLENOIT CORPORATION AND SUBSIDIARIES
             (a wholly-owned subsidiary of Glenoit Universal, LTD.)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

11. RELATED PARTY TRANSACTIONS (Continued)

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



                                                   Fiscal Years
                                       -------------------------------------
                                           1997         1998         1999
                                       ------------ ------------ -----------
Net Sales
 Decorative Home Furnishings .........   $ 39,796     $ 65,363    $221,755
 Fabric ..............................    107,125      106,679      74,640
 Intercompany ........................          0            0      (1,670)
                                         --------     --------    --------
    Consolidated .....................   $146,921     $172,042    $294,725
                                         ========     ========    ========
Operating income (loss)
 Decorative Home Furnishings .........   $  6,751     $  2,733    $ 19,519
 Fabric ..............................     27,815       21,162      (3,942)
 Corporate/Other .....................     (8,639)      (8,426)     (9,073)
                                         --------     --------    --------
    Consolidated .....................   $ 25,927     $ 15,469    $  6,504
                                         ========     ========    ========
Depreciation and amortization
 Decorative Home Furnishings .........   $    743     $  1,174    $  5,938
 Fabric ..............................      1,535        3,452       4,086
 Corporate/Other .....................      1,584        1,790       2,254
                                         --------     --------    --------
    Consolidated .....................   $  3,862     $  6,416    $ 12,278
                                         ========     ========    ========


                                                 As of
                                        ------------------------
                                         January 2,   January 1,
                                            1999         2000
                                        ------------ -----------
Inventory and accounts receivable
  Decorative Home Furnishings .........    $35,900     $70,183
  Fabric ..............................     13,500       8,432
                                           -------     -------
    Consolidated ......................    $49,400     $78,615
                                           =======     =======

                     GLENOIT CORPORATION AND SUBSIDIARIES
             (a wholly-owned subsidiary of Glenoit Universal, LTD.)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

12. OPERATING SEGMENTS (Continued)

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

                     GLENOIT CORPORATION AND SUBSIDIARIES
            (a wholly-owned subsidiary of Glenoit Universal, LTD.)


                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS


   For the Years Ended January 1, 2000, January 2, 1999, and January 3, 1998
                                (In Thousands)



                                                      Balance at   Charged to                                   Balance at
                                                       Beginning      Cost/         Other                          End
                     Description                       of Period    Expenses     Adjustments      Deductions    of Period
---------------------------------------------------- ------------ ------------ --------------- --------------- -----------
1999
 Allowance for Sales Returns, Discounts and Doubtful
   Accounts ........................................    $2,360       $10,269      $      0        $  7,159(A)     $5,470
                                                        ======       =======      ========        ========        ======
 Allowance for Excess and Obsolete Inventory (B) ...    $2,534       $ 1,303      $  2,887(C)     $  1,555        $5,169
                                                        ======       =======      ========        ========        ======
1998
 Allowance for Sales Returns, Discounts and Doubtful
   Accounts ........................................    $  543       $ 4,197      $  1,760(C)     $  4,140(A)     $2,360
                                                        ======       =======      ========        ========        ======
 Allowance for Excess and Obsolete Inventory (B) ...    $  419       $   750      $  1,546(C)     $    181        $2,534
                                                        ======       =======      ========        ========        ======
1997
 Allowance for Sales Returns, Discounts and Doubtful
   Accounts ........................................    $  470       $   323      $      0        $    250(A)     $  543
                                                        ======       =======      ========        ========        ======
 Allowance for Excess and Obsolete Inventory (B) ...    $  216       $   535      $      0        $    332        $  419
                                                        ======       =======      ========        ========        ======

---------
(A) Represents actual write-off of sales returns, discounts, and uncollectible accounts which were applied against the reserve.

(B) The Company maintains a reserve for excess or obsolete inventory and for lower of cost or market adjustments. As part of the Company's inventory management, slow moving items are identified and prices are reduced until the items are liquidated. These adjustments to the reserves are charged directly to cost of sales. When goods are liquidated, these sales are reflected in net sales and cost of sales.

(C) Represents opening balance sheet amounts in connection with the acquisitions of Ex-Cell on February 12, 1999 and APE on October 2, 1998.