Form 10-Q
period 2000-07-01
GLENOIT CORP; GLENOIT ASSET CORP
filed 2000-08-21
CIK 1047368, 1051260

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)
   X     QUARTERLY  REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 ------  EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED JULY 1, 2000

                                       OR

 ------ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

               Commission file numbers 333-42411 and 333-42411-01
               --------------------------------------------------
                               Glenoit Corporation
                               -------------------
             (Exact name of registrant as specified in its charter)

Delaware                                                        13-3862561
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                           Identification Number)

                            Glenoit Asset Corporation
                            -------------------------
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

As of July 1, 2000, there were 1,000 shares of Glenoit Corporation common stock outstanding.

                    DOCUMENTS INCORPORATED BY REFERENCE: NONE

PART 1 - FINANCIAL INFORMATION

Item 1.     Financial Statements

                      GLENOIT CORPORATION AND SUBSIDIARIES
             (a wholly-owned subsidiary of Glenoit Universal, Ltd.)
                           Consolidated Balance Sheets

                                                                                        January 1,        July 1,
                                                                                          2000             2000
                                                                                     ---------------  ----------------
                                    ASSETS                                                              (Unaudited)
Current assets:
     Cash and cash equivalents                                                     $      2,015,080 $       4,201,650
     Receivables:
          Trade accounts receivable, net of allowance of $5,470,000 and
               $6,095,000 as of January 1, 2000 and July 1, 2000,
               respectively                                                              27,639,925        25,630,462
          Other receivables                                                               2,396,339         5,933,706
     Inventories                                                                         50,974,925        62,193,518
     Current deferred tax assets                                                          3,406,960         5,406,960
     Prepaid expenses and other current assets                                            1,012,441         2,744,342

                                                                                     ---------------  ----------------
                    Total current assets                                                 87,445,670       106,110,638

Property, plant and equipment, net                                                       67,701,677        62,601,614

Other assets:
     Notes receivable from related party                                                    246,810           236,805
     Intangible assets, net of accumulated amortization of $3,185,000 and $4,387,000 as of January 1, 2000 and July 1, 2000,
          respectively                                                                   50,933,860        49,722,167
     Deferred loan costs and other, net of accumulated amortization of
          $2,836,000 and $3,837,000 as of January 1, 2000 and July 1,
          2000, respectively                                                              9,293,032         8,292,246
     Other assets                                                                         1,324,424           933,950
                                                                                     ---------------  ----------------

                    Total assets                                                   $    216,945,473 $     227,897,420
                                                                                     ===============  ================

The accompanying notes are an integral part of the consolidated financial statements.

                      GLENOIT CORPORATION AND SUBSIDIARIES
             (a wholly-owned subsidiary of Glenoit Universal, Ltd.)
                           Consolidated Balance Sheets


                                                                               January 1,             July 1,
                                                                                 2000                  2000
                                                                            ---------------       ---------------
          LIABILITIES AND STOCKHOLDER'S DEFICIT                                                     (Unaudited)
Current liabilities:
     Accounts payable                                                  $        10,061,519    $       15,444,535
     Accrued expenses                                                           13,907,287            22,429,089
     Current maturities of long-term debt                                      237,681,953           244,022,158
     Due to Holdings                                                             2,462,933             1,770,952
                                                                            ---------------       ---------------

                    Total current liabilities                                  264,113,692           283,666,734

Long-term debt less current maturities                                                   -                     -
Deferred income taxes                                                            5,840,012             5,839,385
Other long-term liabilities                                                      6,125,933             3,930,636
                                                                            ---------------       ---------------

                    Total liabilities                                          276,079,637           293,436,755
                                                                            ---------------       ---------------

Commitments and contingencies

Stockholder's deficit:
     Common stock, $.01 par value, 1,000 shares authorized, issued
         and outstanding as of January 1, 2000 and July 1, 2000                         10                    10
     Additional paid-in capital                                                  1,461,713             1,461,713
     Accumulated deficit                                                       (60,255,036)          (66,437,084)
     Accumulated other comprehensive loss                                         (340,851)             (563,974)
                                                                            ---------------       ---------------

                    Total stockholder's deficit                                (59,134,164)          (65,539,335)
                                                                            ---------------       ---------------

                    Total liabilities and stockholder's deficit        $       216,945,473    $      227,897,420
                                                                            ===============       ===============

The accompanying notes are an integral part of the consolidated financial statements.

                      GLENOIT CORPORATION AND SUBSIDIARIES
             (a wholly-owned subsidiary of Glenoit Universal, Ltd.)
                Consolidated Statements of Operations (Unaudited)


                                                    Three Months Ended                           Six Months Ended
                                           ----------------------------------       ---------------------------------------
                                              July 3,              July 1,               July 3,                July 1,
                                               1999                 2000                  1999                   2000
                                           --------------     ---------------       ----------------       ----------------
Net sales                                  $  81,274,254      $   83,425,907        $   136,156,572        $   161,295,427

Cost of sales                                 56,459,636          63,016,321             96,917,173            121,543,523
                                           --------------     ---------------       ----------------       ----------------

          Gross profit                        24,814,618          20,409,586             39,239,399             39,751,904
                                           --------------     ---------------       ----------------       ----------------
Operating expenses:
     Selling                                   6,564,125           5,851,063             11,449,489             11,495,782
     Administrative                            9,601,995          10,984,790             18,333,451             20,420,070
     Research and development                  1,399,110           1,175,296              2,039,425              2,311,056
     Restructuring charge                              -                   -             13,100,000                      -
                                           --------------     ---------------       ----------------       ----------------
          Total operating expenses            17,565,230          18,011,149             44,922,365             34,226,908
                                           --------------     ---------------       ----------------       ----------------

Income (loss) from operations                  7,249,388           2,398,437             (5,682,966)             5,524,996
                                           --------------     ---------------       ----------------       ----------------

Other income (expense):
     Interest expense                         (6,269,859)         (7,007,917)           (11,392,472)           (13,711,999)
     Amortization of deferred
        financing costs                         (395,719)           (500,393)              (687,538)            (1,000,786)
     Other                                       158,711             546,444                205,352                675,808
                                           --------------     ---------------       ----------------       ----------------
          Total other expense                 (6,506,867)         (6,961,866)           (11,874,658)           (14,036,977)
                                           --------------     ---------------       ----------------       ----------------

Income (loss) before income taxes                742,521          (4,563,429)           (17,557,624)            (8,511,981)

Income tax expense (benefit)                     289,012          (1,376,269)            (6,489,686)            (2,329,933)
                                           --------------     ---------------       ----------------       ----------------

Net income (loss)                          $      453,509     $   (3,187,160)       $   (11,067,938)       $    (6,182,048)
                                           ==============     ===============       ================       ================

The accompanying notes are an integral part of the consolidated financial statements.

                      GLENOIT CORPORATION AND SUBSIDIARIES
             (a wholly-owned subsidiary of Glenoit Universal, Ltd.)
           Consolidated Statement of Stockholder's Deficit (Unaudited)
                      for the six months ended July 1, 2000



                                                                                        Accumulated
                       Shares of                Additional                                 Other
                        Common      Common       Paid-in          Accumulated          Comprehensive
                         Stock      Stock        Capital            Deficit                 Loss                 Total
                      ----------  ----------  ------------    ------------------      ----------------      ----------------

Balance as of
   January 1, 2000      1,000     $     10    $  1,461,713     $    (60,255,036)       $     (340,851)      $   (59,134,164)

Net loss                                                             (6,182,048)                                 (6,182,048)

Accumulated Other
   Comprehensive
   Loss                                                                                      (223,123)             (223,123)
                      ----------  ----------  ------------    ------------------      ----------------      ----------------

Balance as of
   July 1, 2000         1,000     $     10    $  1,461,713     $    (66,437,084)      $      (563,974)      $   (65,539,335)
                      ==========  ==========  ============    ==================      ================      ================


           Consolidated Statement of Comprehensive Loss (Unaudited)

                                                                          Six Months Ended
                                                              ----------------------------------------
                                                                   July 3,                July 1,
                                                                    1999                   2000
                                                              ------------------      ----------------
Net loss                                                      $     (11,067,938)      $    (6,182,048)

Other comprehensive income (loss), net of tax:
   Currency translation adjustment                                      237,068              (136,105)
                                                              ------------------      ----------------

Comprehensive loss                                            $     (10,830,870)      $    (6,318,153)
                                                              ==================      ================


The accompanying notes are an integral part of the consolidated financial statements.

                      GLENOIT CORPORATION AND SUBSIDIARIES
             (a wholly-owned subsidiary of Glenoit Universal, Ltd.)
                Consolidated Statements of Cash Flows (Unaudited)


                                                                                              Six Months Ended
                                                                                   --------------------------------------
                                                                                       July 3,                July 1,
                                                                                        1999                   2000
                                                                                   ---------------        ---------------
Cash flows from operating activities:
     Net loss                                                                      $  (11,067,938)         $  (6,182,048)
     Adjustments to reconcile net loss to net cash
        used in operating activities:
          Depreciation and amortization                                                 6,026,655              6,601,433
          Restructuring charge                                                         13,100,000                      -
          Gain on sale of property and equipment                                          (50,439)              (507,837)
          Effect of foreign currency exchange rate                                        382,367               (223,123)
          Changes in operating assets and liabilities:
             Trade and other receivables                                              (16,438,383)            (1,679,904)
             Inventories                                                              (17,547,663)           (11,218,593)
             Prepaid expenses and other assets                                           (849,692)            (3,331,422)
             Due to Holdings                                                           (2,065,380)              (691,981)
             Accounts payable                                                           5,227,694              5,383,016
             Accrued expenses and other liabilities                                    (3,478,525)             8,149,489
                                                                                   ---------------        ---------------
               Net cash used in operating activities                                  (26,761,304)            (3,700,970)
                                                                                   ---------------        ---------------
Cash flows from investing activities:
   Purchases of acquired businesses, net of cash acquired                             (59,548,691)                    -
   Purchases of and additions to property, plant and equipment                         (4,371,728)            (1,237,771)
   Proceeds from sale of property and equipment and refunds of
          deposits                                                                        436,856                785,106
                                                                                   ---------------        ---------------
               Net cash used in investing activities                                  (63,483,563)              (452,665)
                                                                                   ---------------        ---------------
Cash flows from financing activities:
   Proceeds from line of credit and issuance of debt, net                              95,875,669              8,000,000
   Repayments of long-term debt                                                                 -             (1,659,795)
   Payments for financing costs                                                        (5,035,046)                    -
                                                                                   ---------------        ---------------
               Net cash provided by financing activities                               90,840,623              6,340,205
                                                                                   ---------------        ---------------

               Net increase in cash and cash equivalents                                  595,756              2,186,570

Cash and cash equivalents at beginning of period                                          339,700              2,015,080
                                                                                   ---------------        ---------------

Cash and cash equivalents at end of period                                         $      935,456         $    4,201,650
                                                                                   ===============        ===============

The accompanying notes are an integral part of the consolidated financial statements.

                      GLENOIT CORPORATION AND SUBSIDIARIES
             (a wholly-owned subsidiary of Glenoit Universal, Ltd.) Notes to Consolidated Financial Statements (Unaudited)

1.       SIGNIFICANT ACCOUNTING POLICIES

         Basis of Presentation

         The accompanying unaudited condensed consolidated financial statements of Glenoit Corporation and subsidiaries (collectively the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six-month period ended July 1, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending December 30, 2000. The unaudited financial statements should be read in conjunction with the audited financial statements and footnotes thereto for the fiscal year ended January 1, 2000. On August 8, 2000, Glenoit Universal, Ltd., the Company and six of its operating subsidiaries filed for protection under Chapter 11 of the U. S. Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. (See Note 4 and Note
         10). This matter raises substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

         Consolidation

         Prior to September 1997, the accompanying financial statements included the accounts of Glenoit Corporation and its wholly-owned subsidiaries Glenoit Mills, Inc. ("Mills"), Tarboro Properties, Inc. ("Tarboro"), and Glenoit Asset Corporation, Inc. ("Glenoit Asset Corporation"). In September 1997, Glenoit Corporation merged with Mills and Tarboro. In addition, Glenoit Corporation's newly formed wholly-owned subsidiary, Glenoit Corporation of Canada ("Glenoit Canada") acquired the assets of Collins & Aikman Canada Inc. On October 2, 1998, the Company acquired all the capital stock of American Pacific Enterprises, Inc. On February 12, 1999, the Company acquired all the outstanding shares of capital stock of Ex-Cell Home Fashions, Inc. (See Note 7). Accordingly, at July 1, 2000, the accompanying financial statements include the accounts of Glenoit Corporation and its wholly-owned subsidiaries Glenoit Canada, American Pacific Enterprises, Inc., Glenoit Asset Corporation and Ex-Cell Home Fashions, Inc. The Company is a wholly-owned subsidiary of Glenoit Universal, Ltd. ("Holdings").

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

3.       INVENTORIES

         Inventories are summarized as follows:

                                                    January 1,            July 1,
                                                      2000                 2000
                                                -----------------    -----------------
                                                                          (Unaudited)
        Raw materials                                 $9,269,434           $9,539,627
        Work-in-process                                4,985,545            8,295,269
        Finished goods                                36,719,946           44,358,622
                                                -----------------    -----------------

                  Total inventories                  $50,974,925          $62,193,518
                                                =================    =================

4.       LONG-TERM DEBT

         As of January 1, 2000 and July 1, 2000, long-term debt consisted of the following:

                                                                  January 1,            July 1,
                                                                    2000                 2000
                                                                 -----------           -----------
                                                                                      (unaudited)
        Senior credit facility...........................       $142,681,953          $149,022,158
        11% Senior subordinated notes ...................         95,000,000            95,000,000
                                                                 -----------           -----------
             Total long-term debt........................        237,681,953           244,022,158
        Less current portion ............................        237,681,953           244,022,158
                                                                 -----------           -----------
                                                                $          0          $          0
                                                                 ===========           ===========

                      GLENOIT CORPORATION AND SUBSIDIARIES
             (a wholly-owned subsidiary of Glenoit Universal, Ltd.) Notes to Consolidated Financial Statements (Unaudited)

4.       LONG-TERM DEBT

         On April 1, 1997, the Company issued $100,000,000 of senior subordinated notes (the "Senior Subordinated Notes") in a private placement bond offering. The Senior Subordinated Notes bear interest at a fixed rate of 11% and mature on April 15, 2007. Previously, the Company at its option, could prepay these notes at a price of 105.5% of the original principal amount, beginning on April 15, 2002. The premium declines by 1.833% thereafter each year beginning on April 15 until reduced to the original principal amount. Upon a Change of Control of the Company, as defined in the Indenture governing the Senior Subordinated Notes, the holder of a Senior Subordinated Note may require the Company to redeem the note at a price of 101% of the principal amount. Interest is payable semi-annually, and began on October 15, 1997.

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

         As a result of certain defaults under the Facility, the Company was prohibited by its lenders from paying $5.25 million of interest due to holders of the Senior Subordinated Notes. Accordingly, as of April 15, 2000, the Company was in default and remains in default under the terms of the Senior Subordinated Notes. The Company continued working with its lenders and received various waivers and amendments through August 8, 2000 to enable the Company to operate without the lenders demanding payment on the Facility.

         On August 8, 2000, the Company announced that it had terminated a tender offer and related solicitation of consents to certain proposed amendments for the Senior Subordinated Notes. Also, it was announced that Glenoit Universal, Ltd., the Company and six operating subsidiaries filed for protection under Chapter 11 of the U. S. Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. On August 9, 2000, the Company filed its amended plan of reorganization that was pre-approved by its banks and holders of the Senior Subordinated Notes in a format known as a "pre-packaged" bankruptcy. The plan of reorganization calls for the payment of 17 cents for every dollar of principal outstanding under the Senior Subordinated Notes while vendors will be paid in the ordinary course without interruption. The Company's operations during the bankruptcy proceeding will be funded by a $65 million Debtor-in-possession credit facility ("DIP Facility"). The DIP Facility's availability will be based on a "borrowing base", similar to the Facility, plus an overadvance rate of up to $13 million less outstanding letters of credit less $47 million of pre-petition borrowings under the Working Capital Commitment. As of August 17, 2000, approximately $ 4 million was outstanding under the DIP Facility and total availability was approximately $10.2 million.

                      GLENOIT CORPORATION AND SUBSIDIARIES
             (a wholly-owned subsidiary of Glenoit Universal, Ltd.) Notes to Consolidated Financial Statements (Unaudited)

4.       LONG TERM DEBT (Continued)

         Additionally, the Company will continue to pay interest on the outstanding principal balances of the Working Capital Commitment, Term A loan and Term B loan. Loans under the Working Capital Commitment and Term A loan will bear interest at the Base Rate plus 2.25% or the Eurodollar Rate plus 3.50%. Advances made under the Term B loan bear interest at the Base Rate plus 3.00% or the Eurodollar Rate plus 4.25%. However, the Company will not be required to make principal amortization payments during the Chapter 11 proceedings. Loans outstanding under the DIP Facility will bear interest at the Base Rate plus 2.25% or the Eurodollar Rate plus 3.50%. On August 8, 2000, the Company also announced that it successfully negotiated $169 million of exit financing with the same bank group that will be available to the Company upon emergence from Chapter 11.

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

         The Senior Subordinated Notes are fully and unconditionally guaranteed, on a joint and several basis, by Glenoit Asset Corporation, American Pacific Enterprises, Inc. and, as of February 12, 1999, Ex-Cell Home Fashions, Inc. (together the "Subsidiary Guarantors"). Glenoit Asset Corporation's operations consist solely of leasing certain trademarks and other intangibles to Glenoit Corporation. Accordingly, Glenoit Asset Corporation's assets and operations consist primarily of intercompany assets and operations with Glenoit Corporation. Glenoit Canada and the foreign subsidiaries of APE and Ex-Cell, together the ("Subsidiary Non-Guarantors") do not guarantee the Senior Subordinated Notes. The financial information of the subsidiary guarantors for these periods has been excluded because management believes that this information is not material to investors.

                      GLENOIT CORPORATION AND SUBSIDIARIES
             (a wholly-owned subsidiary of Glenoit Universal, Ltd.) Notes to Consolidated Financial Statements (Unaudited)

4.       LONG-TERM DEBT (Continued)

         The following tables present summarized balance sheet information of Glenoit Corporation, the Subsidiary Guarantors, and Subsidiary Non-Guarantors as of July 1, 2000 and the related summarized operating statement and cash flow statement information for the period then ended. The Company believes that separate financial statements and other disclosures regarding the Subsidiary Guarantors, are not material to investors. Summarized balance sheet information, in thousands, as of July 1, 2000 is as follows (unaudited):

                                       Glenoit  Subsidiary      Subsidiary
                                    Corporation Guarantors   Non-Guarantors Eliminations Consolidated

Cash and cash equivalents.........    $  3,130   $    222      $   850                  $  4,202
Accounts  and  other
 receivables, net.................       9,870     16,871        4,823                    31,564
Inventories.......................      12,544     45,224        4,426                    62,194
Other current assets..............       8,997     (1,090)         244           -         8,151
                                        ------     ------         ----     --------        -----
   Total current assets...........      34,541     61,227       10,343           0       106,111

Property, plant and equipment,
  net ............................      30,328     22,763        9,511                    62,602
Other assets......................     186,076    107,784        1,897    (236,573)       59,184
                                       -------    -------        -----     --------       ------
   Total assets...................     250,945    191,774       21,751    (236,573)      227,897
                                       =======    =======       ======     ========      =======

Accounts payable..................       2,992      8,096        4,357                    15,445
Other current liabilities.........     244,483     31,852       (8,113)                  268,222
                                       -------     ------      -------     --------      -------
   Total current liabilities......     247,475     39,948       (3,756)          0       283,667
Long-term debt....................      69,415          0        3,719     (73,134)            0
Other long-term liabilities.......        (970)    10,605          134                     9,769
Stockholders equity (deficit).....     (64,975)   141,221       21,654    (163,439)      (65,539)
                                       -------    -------       ------     --------     --------
   Total liabilities and equity...    $250,945   $191,774      $21,751   $(236,573)     $227,897
                                      ========   ========      =======    =========     ========

Summarized operating statements information, in thousands, for the six months ended July 1, 2000 is as follows:


                                       Glenoit  Subsidiary     Subsidiary
                                    Corporation Guarantors   Non-Guarantors Eliminations Consolidated
Net sales.........................    $ 56,953    $94,979       $22,266     $(12,903)    $161,295
Cost of sales.....................      45,682     69,737        19,027      (12,903)     121,543
                                       --------    ------        ------     --------      -------
Gross profit......................      11,271     25,242         3,239            0       39,752
Operating expenses................      12,371     21,196           660                    34,227
Royalty income (expense)..........      (3,574)     3,574            -            -            -
                                         ------    -------        ------    --------       -------
Income (loss) from operations.....      (4,674)     7,620         2,579            0        5,525
Interest expense (income).........      14,781     (1,118)           49                    13,712
Other expense (income)............      (6,540)    (1,701)           19        8,547          325
Income taxes (benefit)............      (6,733)     3,550           853            -       (2,330)
                                       -------      -----          ----       ------       -------
     Net income (loss)............     $(6,182)    $6,889       $ 1,658     $ (8,547)     $(6,182)
                                       =======     ======        ======     ========      =======

                      GLENOIT CORPORATION AND SUBSIDIARIES
             (a wholly-owned subsidiary of Glenoit Universal, Ltd.) Notes to Consolidated Financial Statements (Unaudited)

4.   LONG-TERM DEBT (Continued)

     Summarized cash flow statement information, in thousands, for the six months ended July 1, 2000 is as follows:



                                      Glenoit   Subsidiary       Subsidiary
                                   Corporation  Guarantors    Non-Guarantors  Eliminations Consolidated
Cashflows from operating
activities........................     $(4,779)    $2,163       $(1,085)                   $(3,701)
Cashflows used in investing
    Activities....................         (82)      (223)         (147)                      (452)
Cashflows from financing
activities........................       7,922     (1,582)            0            0         6,340
                                         ------     ------         ----          ---         -----
Net increase(decrease) in cash....       3,061        358        (1,232)           0         2,187
Cash at beginning of period.......          69       (136)        2,082                      2,015
                                         ------     ------         ----          ---         -----
Cash at end of period.............      $3,130     $  222           850           $0        $4,202
                                        ======      ======         ====         ====        ======

     Summarized operating statements information, in thousands, for the six months ended July 3, 1999 is as follows:


                                      Glenoit   Subsidiary        Subsidiary
                                   Corporation  Guarantors      Non-Guarantors  Eliminations Consolidated
Net sales.........................   $  60,150    $68,795          11,211         $(4,000)     $136,156
Cost of sales.....................      44,856     46,917           9,144          (4,000)       96,917
                                     ---------    -------          ------         -------      --------
Gross profit......................      15,294     21,878           2,067                        39,239
Operating expenses................      25,540     18,731             651                        44,922
Royalty income (expense)..........      (3,942)     3,942               0               0             0
                                     ---------    -------          ------         -------      --------
Income (loss) from operations.....    (14,188)      7,089           1,416               0        (5,683)
Interest expense (income).........     12,280        (982)             94                        11,392
Other expense (income)............     (5,422)       (451)            (90)          6,446           483
Income taxes......................     (9,978)      2,992             496               0        (6,490)
                                     ---------    -------          ------         -------      --------
Net income (loss).................   $(11,068)    $ 5,530            $916         $(6,446)     $(11,068)
                                     =========    =======            ====          ======      =========

     Summarized cash flow statement information, in thousands, for the six months ended July 3, 1999 is as follows:

                                      Glenoit   Subsidiary         Subsidiary
                                   Corporation  Guarantors      Non-Guarantors  Eliminations Consolidated
Cashflows from operating
activities........................   $(20,536)    $(5,273)          $(952)                     $(26,761)
Cashflows used in investing
    Activities....................    (61,699)     (1,060)           (725)                      (63,484)
Cashflows from financing
activities........................     82,166       6,672           2,002            0           90,840
                                       ------       -----           -----           ---          ------
Net increase (decrease) in
cash..............................       (69)         339             325            0              595
Cash at beginning of period.......        39          179             122            -              340
                                       ------       -----           -----           ---          ------
Cash at end of period.............      $(30)        $518            $447           $0             $935
                                       ======       =====           =====           ===          ======

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

         Holdings has obligations with a face amount of approximately $33.3 million, bearing interest at stated rates between 5% to 12.5%, to shareholders ("Shareholder Notes") with principal due in 2004 and 2005. These obligations are not reflected in the Company's accompanying balance sheets or income statements. Subject to existing debt restrictions, Shareholder Notes with a face amount of approximately $9.8 million contain certain acceleration clauses. At the option of Holdings, subject to the Company's existing debt restrictions, the interest may be paid by the issuance of additional notes or in cash.

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

         Consistent with the year ending January 1, 2000, the Company provided a valuation allowance for net operating losses generated in North Carolina and New York which are not currently anticipated to be utilized. During the first six months of 2000, the allowance was increased $250,000. The Company estimates its annual effective income tax rate to be a benefit of approximately 27%.

                      GLENOIT CORPORATION AND SUBSIDIARIES
             (a wholly-owned subsidiary of Glenoit Universal, Ltd.) Notes to Consolidated Financial Statements (Unaudited)

7.       ACQUISITIONS

         On October 2, 1998, the Company acquired all the capital stock of American Pacific Enterprises, Inc. ("APE") for approximately $39.1 million, including fees and expenses, subject to post-closing adjustments. In addition, approximately $16.6 million of indebtedness of APE was extinguished by the Company in connection therewith. The purchase agreement also includes additional payments to the former owners of APE if certain earning targets for APE's operations are met during 1998 and 1999. For fiscal 1998, approximately $12.3 million was paid to the former owners and current employees during April 1999. Of this amount, approximately $3.5 million was paid to current employees and expensed during 1998. The remaining $8.8 million was recorded as additional purchase price. Based on APE's projected operating results through the second quarter of 1999, the Company recorded approximately $1.7 million of compensation expense related to this agreement. However, based on the full year of APE's 1999 operating results, this charge was later reversed and no compensation expense was recorded for the twelve months ended January 1, 2000. APE is a leading designer, importer and marketer of decorative textile home furnishings, principally quilts and specialty decorative bedding items. The purchase price allocation attributed approximately $31.8 million to net working capital items, approximately $1.3 million to property, plant and equipment and approximately $31.4 million to goodwill. Goodwill is being amortized over 25 years.

         On February 12, 1999, the Company acquired all the outstanding shares of capital stock of Ex-Cell Home Fashions, Inc. ("Ex-Cell") in a single transaction for approximately $44.1 million, including fees and expenses, subject to post-closing adjustments. In addition, approximately $6.8 million of indebtedness of Ex-Cell was extinguished by the Company in connection therewith. Ex-Cell is engaged in the design, manufacture, importation, and distribution of textile home furnishings consisting principally of shower curtains, table linens and decorative pillows. The acquisition has been accounted for as a purchase, and, accordingly, the operating results of the acquired business have been included in the results of operations since the acquisition date. The purchase price allocation attributed approximately $15.1 million to net working capital items, approximately $22.8 million to property, plant and equipment, $7.1 million to long term liabilities including deferred income taxes and approximately $20.1 million to goodwill. Goodwill is being amortized over 25 years.

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

                      GLENOIT CORPORATION AND SUBSIDIARIES
             (a wholly-owned subsidiary of Glenoit Universal, Ltd.) Notes to Consolidated Financial Statements (Unaudited)

7.       ACQUISITIONS (Continued)

                                               Six Months Ended
                                               ----------------
                                                    July 3,
                                                     1999
                                                     ----
                                                     (Unaudited)
                Net sales                           $145,000,000
                                                    ============
                Net loss                            $(10,100,000)
                                                    ============


         These proforma results do not purport to be indicative of the results that would have actually been obtained if Ex-Cell had been acquired as of January 3, 1999 or results of future periods.

8.       RESTRUCTURING CHARGE

         On February 25, 1999, the Company's Board of Directors approved a plan to close one of the manufacturing operations of the Fabric Division. In connection with this activity, the Company discontinued operations at its leased Tennessee facility and terminated substantially all of the associates at that facility. The Company ceased substantially all operations in the facility on or about May 28, 1999. During the first quarter of fiscal 1999, the Company recorded a restructuring charge totaling $13.1 million of which $3.2 million related to the write-off of the goodwill, $1.8 million to cover the write-down of machinery and equipment to fair market value and the remainder for the costs of operating leases, severance and other personnel costs related to the termination of approximately 225 associates. Management reviewed its original write-down of fixed assets and compared the actual results of asset sales to original appraised values as well as reviewed any remaining asset values. In connection with this review as of January 1, 2000, management determined that the write down of machinery and equipment should be increased to $3.4 million. Management also reviewed the anticipated requirements for operating leases and determined this amount should decrease by $1.6 million as a result of certain leased equipment being transferred to its other manufacturing facilities and placed in service. The components of the reserves for this facility are as follows (in thousands):

                                                             Original                                     Remaining
                                                              Reserve    Usage      Adjustment             Reserve
          Anticipated   expenditures   related   to
             operating leases for plant and equipment          $7,323    $(1,524)      $(1,586)             $4,213
          Anticipated severance benefits                          850    (   850)             0                  0
                                                                  ---    --------      --------             ------

                                                               $8,173    $(2,374)      $(1,586)             $4,213
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

                                                                           Second Quarter Ended
                                                                  ----------------------------------
                                                                    July 3,                   July 1,
                                                                     1999                       2000
                                                                     ----                       ----
           Net Sales
                Decorative Home Furnishings..........             $56,354                    $64,804
                Fabric...............................              25,631                     20,056
                Intercompany.........................                (711)                    (1,434)
                                                                   -----                     -------
                     Consolidated....................             $81,274                    $83,426
                                                                  =======                    =======

           Operating income (loss)
                Decorative Home Furnishings..........              $4,990                     $3,798
                Fabric...............................               4,580                      2,332
                Corporate/Other......................              (2,321)                    (3,732)
                                                                  -------                    -------
                     Consolidated...................               $7,249                     $2,398
                                                                   ======                     ======

           Depreciation and amortization
                Decorative Home Furnishings..........             $ 1,601                     $1,751
                Fabric...............................               1,060                        971
                Corporate/Other......................                 549                        621
                                                                    -----                        ---
                     Consolidated...................               $3,210                     $3,343
                                                                   ======                     ======

                      GLENOIT CORPORATION AND SUBSIDIARIES
             (a wholly-owned subsidiary of Glenoit Universal, Ltd.) Notes to Consolidated Financial Statements (Unaudited)

9.       OPERATING SEGMENTS (Continued)


                                                                          Six Months Ended
                                                                 -----------------------------------
                                                                  July 3,                    July 1,
                                                                     1999                       2000
                                                                     ----                       ----
           Net Sales
                Decorative Home Furnishings..........             $96,720                   $130,304
                Fabric...............................              40,148                     32,718
                Intercompany.........................                (711)                    (1,727)
                                                                    -----                      -----
                     Consolidated...................             $136,157                   $161,295
                                                                 ========                   ========

           Operating income (loss)
                Decorative Home Furnishings..........              $7,377                     $9,180
                Fabric...............................              (8,832)                     1,934
                Corporate/Other......................              (4,228)                    (5,589)
                                                                  =======                     ======
                     Consolidated....................             $(5,683)                    $5,525
                                                                 ========                     ======

           Depreciation and amortization
                Decorative Home Furnishings..........              $2,539                     $3,412
                Fabric...............................               2,227                      1,948
                Corporate/Other......................               1,261                      1,241
                                                                    -----                      -----
                     Consolidated....................              $6,027                     $6,601
                                                                   ======                     ======

                                                                                              July 1,
                                                                                               2000
                                                                                             -------
           Inventory and accounts receivable
                Decorative Home Furnishings..........                                        $77,725
                Fabric...............................                                         10,099
                                                                                             -------
                     Consolidated....................                                        $87,824
                                                                                             =======

10.      Subsequent Event

         On August 8, 2000, the Company announced that it had terminated a tender offer and related solicitation of consents to certain proposed amendments for its 11% Senior Subordinated Notes. The Company also announced that it filed for protection under Chapter 11 of the U. S. Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. On August 9, 2000, the Company filed its amended plan of reorganization that was pre-approved by its banks and bondholders in a format known as a "pre-packaged" bankruptcy. The amended plan of reorganization allows for the Company to pay its vendors in the ordinary course of operations and on normal trade terms without interruption.

         The Company will maintain liquidity during the bankruptcy proceedings through cash generated from operations and a revolving credit facility under a debtor-in-possession ("DIP") financing agreement provided by the existing bank group led by BNP Paribas, as agent. The Company also announced that the plan of reorganization includes a substantial reduction in the Company's subordinated debt through a cash infusion from its major investor, Citicorp Venture Capital, Ltd. In addition, the Company has successfully negotiated the terms of a restructuring of its existing credit facility that will finance the Company upon emergence from Chapter 11. See Note 4.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Recent Developments

      On August 8, 2000, the Company announced that it had terminated a tender offer and related solicitation of consents to certain proposed amendments for its 11% Senior Subordinated Notes due 2007 (the "Senior Subordinated Notes"). The Company also announced that it filed for protection under Chapter 11 of the
U. S. Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. On August 9, 2000, the Company filed its amended plan of reorganization that was pre-approved by its banks and bondholders in a format known as a "pre-packaged" bankruptcy. The amended plan of reorganization allows for the Company to pay its vendors in the ordinary course of operations and on normal trade terms without interruption.

      The Company will maintain liquidity during the bankruptcy proceedings through cash generated from operations and a revolving credit facility under a debtor-in-possession ("DIP") financing agreement provided by the existing bank group led by BNP Paribas, as agent. The Company also announced that the plan of reorganization includes a substantial reduction in the Company's subordinated debt through a cash infusion from its major investor, Citicorp Venture Capital, Ltd. In addition, the Company has successfully negotiated the terms of a restructuring of its existing credit facility that will finance the Company upon emergence from Chapter 11.

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



Results of Operations

      Net sales for the quarter ended July 1, 2000, increased to $ 83.4 million or 2.6 % compared to $81.3 million during the comparable quarter in the prior year. The increase in net sales occurred in the Decorative Home Furnishing segment which increased from $56.4 million in the second quarter of 1999 to $64.8 million in 2000. The increase in net sales was the result of increased sales of quilts and specialty bedding items. These increases in sales of home furnishing items were partially offset by a decline in sales of the Fabric Division to $20.1 million from $25.6 million. This decrease was due to continued softness in the product category and to manufacturing inefficiencies which restricted the shipment of finished goods.

      Net sales for the six months ended July 1, 2000 increased to $161.3 million from $136.2 million in the first half of 1999. The increase was the result of the sales growth of the Decorative Home Furnishing segment and to the inclusion of Ex-Cell for the full first quarter of 2000. Year-to-date sales for the Fabric Division declined to $32.7 million from $40.1 million in the first half of 1999.

      Gross profit for the quarter ended July 1, 2000 was $20.4 million or 24.5% of net sales compared to $24.8 million or 30.5% of net sales for the same period last year. The Fabric Division's results were negatively impacted by decreased volume and manufacturing inefficiencies which resulted in a low absorption of overhead costs decreasing gross margin to $4.4 million from $7.4 million. Gross margin in the second quarter of 1999 was negatively impacted by $1.1 million of additional cost of sales related to the sale of Ex-Cell's inventory that had been written up at the time of acquisition in accordance with generally accepted accounting principles. Gross margin in the Decorative Home Furnishings segment decreased to $16.3 million from $17.5 million as a result of a change in product mix to lower margin sales as well as sales of excess inventory at amounts below original cost.

      Gross profit for the first half of 2000 was $39.8 million as compared to $39.2 million in 1999. The increase in gross profit for the six months was related to an increase in the Decorative Home Furnishings segment during the first quarter of 2000. Gross margin was negatively impacted by $1.7 million in the first half of 1999 as a result of Ex-Cell's inventory write-up. These gains were offset by the decrease in gross profit in the Fabric Division to $5.9 million in 2000 from $9.1 million for the first half of 1999 as a result of decreased volume and manufacturing inefficiencies.

      Operating expenses for the quarter ended July 1, 2000, were $18.0 million compared to $17.6 million in the second quarter of the prior year. Operating expenses for the six months ended July 1, 2000 totaled $34.2 million as compared to $44.9 million for 1999. Operating expenses for 1999 include a $13.1 million restructuring charge recorded in the first quarter related to the consolidation of manufacturing facilities in the Fabric Division as discussed in "Recent Developments". In addition to the restructuring charge, dollar increases in 2000 relate to the operating expenses of Ex-Cell for the first full quarter of 2000. Based on APE's projected operating results, the Company recorded approximately $1.0 million of compensation charges in the first quarter of 1999 and $1.7 million in the first half of 1999 related to the APE purchase agreement. However, based on the full year of APE's 1999 operating results, this charge was later reversed and no compensation expense was recorded for the twelve months ended January 1, 2000.

      The Company reported operating income of $2.4 million for the second quarter ended July 1, 2000 compared to operating income of $7.2 million in the prior year and operating income of $5.5 million for the first half of 2000 as compared to operating loss of $5.7 million in 1999 as a result of factors described above.

      Interest expense for the quarter ended July 1, 2000, was $7.0 million compared to $6.3 million for the same period last year. Year-to-date interest expense in 2000 was $13.7 million compared to $11.4 million in 1999. Interest expense has increased due to higher levels of debt as a result of the Ex-Cell acquisition and higher interest rates.

      Net loss for the quarter ended July 1, 2000, was $3.2 million compared to net income of $0.5 million the prior year. Net loss for the six months ended July 1, 2000 was $6.2 million compared to net loss of $11.1 million the prior year.

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

      As a result of certain defaults under the Facility, the Company was prohibited by its lenders from paying $5.25 million of interest due to holders of the Senior Subordinated Notes. Accordingly, as of April 15, 2000, the Company was in default and remains in default under the terms of the Senior Subordinated Notes. The Company continued working with its lenders and received various waivers and amendments through August 8, 2000 to enable the Company to operate without the lenders demanding payment on the Facility.

     On August 8, 2000, the Company announced that it had terminated a tender offer and related solicitation of consents to certain proposed amendments for the Senior Subordinated Notes. The Company also announced that it filed for protection under Chapter 11 of the U. S. Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. On August 9, 2000, the Company filed its amended plan of reorganization that was pre-approved by its banks and holders of the Senior Subordinated Notes in a format known as a "pre-packaged" bankruptcy. The plan of reorganization calls for the payment of 17 cents for every dollar of principal outstanding under the Senior Subordinated Notes while vendors will be paid in the ordinary course without interruption. The Company's operations during the bankruptcy proceeding will be funded by a $65 million Debtor-in-possession credit facility ("DIP Facility"). The DIP Facility's availability will be based on a "borrowing base", similar to the Facility, plus an overadvance rate of up to $13 million less outstanding letters of credit less $47 million of pre-petition borrowings under the Working Capital Commitment. As of August 17, 2000, approximately $ 4 million was outstanding under the DIP Facility and total availability was approximately $10.2 million.

     Additionally, the Company will continue to pay interest on the outstanding principal balances of the Working Capital Commitment, Term A loan and Term B loan. Loans under the Working Capital Commitment and Term A loan will bear interest at the Base Rate plus 2.25% on the Eurodollar Rate plus 3.50%. Advances made under the Term B loan bear interest at the Base Rate plus 3.00% or the Eurodollar Rate plus 4.25%. However, the Company will not be required to make principal amortization payments during the Chapter 11 proceedings. Loans outstanding under the DIP Facility will bear interest at the Base Rate plus 2.25% or the Eurodollar Rate plus 3.50%. On August 8, 2000, the Company also announced that it successfully negotiated exit financing with the same bank group that will be available to the Company upon emergence from Chapter 11.

     Ex-Cell has a factoring arrangement whereby substantially all of its accounts receivable are assigned and sold without recourse. During November 1999, the Company entered into a factoring agreement for its domestic Fabric Division whereby all pre-approved accounts are assigned without recourse. The Company does retain credit risks on customer orders that were not approved by the factor. As of July 1, 2000, the Company retained credit risk of approximately $1.4 million related to accounts not factored under these two agreements.

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

     Holdings is a holding company and as a result does not have any substantive assets or operations that generate revenues or cashflows. Accordingly, Holdings relies on the Company's distribution of dividends to meet its obligations, including interest and principal payments. As of July 1, 2000, Holdings has obligations with a face amount of $33.3 million, bearing interest at stated rates between 5% to 12.5%, to shareholders with principal due in 2004 and 2005.

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

     During the six months ended July 1, 2000, net cash used in operations was $3.7 million. Receivables increased by $1.7 million, inventories increased by $11.2 million, accrued expenses increased $8.1 million, and accounts payable increased $5.4 million. These increases are primarily to support the sales growth in the Decorative Home Furnishing Segment and to meet the company's seasonal requirements. The increase in accrued expenses mainly relates the Company's inability to pay interest outstanding on the Senior Subordinated Notes.

Capital Improvements

     Capital expenditures for the six months ended July 1, 2000 were $1.2 million. These additions were related to several projects in the two operating segments.

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

Forward-Looking Statements

     This Form 10-Q contains certain forward-looking statements concerning the Company's operations, economic performance and financial condition, including in particular, the likelihood of the Company's success in developing and expanding its business, maintaining financing on reasonable terms and a successful emergence from Chapter 11. These statements are based upon a number of assumptions and estimates which are inherently subject to significant uncertainties and contingencies, many of which are beyond the control of the Company, and reflect future business decisions which are subject to change. Some of these assumptions inevitably will not materialize, and unanticipated events will occur which will affect the Company's results. The forward looking statements in this Form 10-Q are intended to be subject to the safe harbor protection provided by Section 27A of the Securities Act of 1933 and Section 21E of the Securities Act of 1934 (the "Safe Harbor Acts").


Quantitative and Qualitative Disclosures About Market Risk

     The Company's exposure to market risk relates to changes in interest rates and foreign currency rates. During 1999, the Company entered into an interest rate cap agreement which caps the maximum Eurodollar rate to be paid by the Company at 6.5% on an $82.5 million notional amount. As of July 1, 2000, the market value of this cap was approximately $1.0 million. The Company has not used any other derivative financial instruments. The Company's borrowings under its New Credit Facility bear interest rates based on either a floating Base Rate or the Eurodollar Rate. As of July 1, 2000, the Company had $149.0 million outstanding under its New Credit Facility with an average interest rate of 10.5%. The Company's other borrowings consist of $95.0 million of senior subordinated debt due on April 2007 at a fixed rate of 11%. The definitive extent of the Company's interest rate risk under the New Credit Facility is not quantifiable or predictable because of the variability of future interest rates and borrowing requirements.

     The Company is exposed to foreign currency risk by virtue of its Canadian and Chinese operations. However, less than 10% of its annual revenues are generated by these operations. Both China and Canada have traditionally had relatively stable currencies and therefore the Company feels its exposure to significant adjustments to be minimal. Additionally, the Company's consolidated financial statements are denominated in U. S. dollars and, accordingly, changes in the exchange rate between U. S. dollars and these currencies affect the operating results as well as stockholder's deficit. These adjustments, to date, have not been material to the Company's consolidated balance sheet.

PART II - Other Information

ITEM 1:  Legal Proceedings

     There have been no material developments in legal proceedings involving the Company or its subsidiaries since the Company's Annual Report on Form 10-K for the year ended January 1, 2000. See "Item 2: Changes in Securities and Use of Proceeds" for a discussion related to the Company filing for protection under Chapter 11 of the U.S. Bankruptcy Code.

ITEM 2:  Changes in Securities and Use of Proceeds

     On August 8, 2000, the Company announced that it had terminated a tender offer and related solicitation of consents to certain proposed amendments for its 11% Senior Subordinated Notes (the "Notes"). The Company also announced it filed for protection under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware.
     On August 9, 2000, the Company filed an amended plan of reorganization that was pre-approved by its banks and a majority of holders of the Notes in a format known as a "pre-packaged" bankruptcy. The plan calls for payment, upon confirmation, to the holders of the Notes of 17 cents for every dollar of principal outstanding.

ITEM 3.  Defaults upon Senior Securities

     On April 15, 2000, the Company was prohibited by its bank group from paying $5.25 million of interest due on the Notes and the Company was in default and remains in default under the terms of the Notes. In addition, the Company's filing for protection under Chapter 11 of the U.S. Bankruptcy Code was also a default under the terms of the Notes.


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

      10.16 Amendment No. 7 to the Third Amended and Restated Credit Agreement dated as of April 26, 2000, among Glenoit Corporation, the banks, financial institutions, and other institutional lenders and Banque Nationale de Paris as Agent is hereby incorporated by reference to Exhibit 10.16 of Glenoit Corporation's Form 10-Q filed on May 22, 2000.

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


Dated:   August 21, 2000
                              GLENOIT CORPORATION

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


Dated:   August 21, 2000
                              GLENOIT ASSET CORPORATION

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