Form 10-Q
period 2000-09-30
GLENOIT CORP; GLENOIT ASSET CORP
filed 2000-11-20
CIK 1047368, 1051260

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
  X   QUARTERLY  REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
----  EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED SEPTEMBER 30, 2000

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

As of September 30, 2000, there were 1,000 shares of Glenoit Corporation common stock outstanding.

                    DOCUMENTS INCORPORATED BY REFERENCE: NONE

PART 1 - FINANCIAL INFORMATION

Item 1.     Financial Statements

                     GLENOIT CORPORATION AND SUBSIDIARIES
            (a wholly-owned subsidiary of Glenoit Universal, Ltd.)
                            (Debtor-in-Possession)
                          Consolidated Balance Sheets


                                                                                 January 1,    September 30,
                                                                                    2000           2000
                                                                               -------------   -------------
                                    ASSETS                                                        (Unaudited)
Current assets:
     Cash and cash equivalents                                               $  2,015,080        $   264,024
     Receivables:
          Trade accounts receivable, net of allowance of $5,470,000 and
               $7,789,000 as of January 1, 2000 and September 30, 2000,
               respectively                                                    27,639,925         35,238,027
          Other receivables                                                     2,396,339          7,276,997
     Inventories                                                               50,974,925         59,140,979
     Current deferred tax assets                                                3,406,960          4,706,960
     Prepaid expenses and other current assets                                  1,012,441          3,046,372
                                                                              ------------      -------------

                    Total current assets                                       87,445,670        109,673,359

Property, plant and equipment, net                                             67,701,677         60,520,108

Other assets:
     Notes receivable from related party                                          246,810            231,802
     Intangible assets, net of accumulated amortization of $3,185,000 and $4,940,000 as of January 1, 2000 and September 30, 2000,
          respectively                                                         50,933,860         49,162,989
     Deferred loan costs and other, net of accumulated amortization of
          $2,836,000 and $3,126,000 as of January 1, 2000 and
          September 30, 2000, respectively                                      9,293,032          5,059,363
     Other assets                                                               1,324,424          1,026,523
                                                                              ------------      -------------

                    Total assets                                             $216,945,473       $225,674,144
                                                                              ============      =============

The accompanying notes are an integral part of the consolidated financial statements.

                      GLENOIT CORPORATION AND SUBSIDIARIES
             (a wholly-owned subsidiary of Glenoit Universal, Ltd.)
                             (Debtor-in-Possession)
                           Consolidated Balance Sheets


                                                                              January 1,           September 30,
                                                                                 2000                  2000
                                                                            ---------------       ----------------
          LIABILITIES AND STOCKHOLDER'S DEFICIT                                                     (Unaudited)
Current liabilities not subject to compromise:
     Accounts payable                                                        $  10,061,519       $   13,506,840
     Accrued expenses                                                           13,907,287           14,028,364
     Current maturities of long-term debt                                      237,681,953          151,022,158
     Due to Holdings                                                             2,462,933            1,848,019
                                                                            ---------------       --------------

                    Total current liabilities not subject to compromise        264,113,692          180,405,381

Deferred income taxes                                                            5,840,012            5,838,990
Other long-term liabilities                                                      6,125,933            2,066,864
                                                                            ---------------       --------------

                    Total liabilities not subject to compromise (Note 10)      276,079,637          188,311,235
                                                                            ---------------       --------------

Liabilities subject to compromise                                                        -          100,799,291

Commitments and contingencies

Stockholder's deficit:
     Common stock, $.01 par value, 1,000 shares authorized,
         issued and outstanding as of January 1, 2000 and
         September 30, 2000                                                             10                   10
     Additional paid-in capital                                                  1,461,713            1,461,713
     Accumulated deficit                                                       (60,255,036)         (64,183,690)
     Accumulated other comprehensive loss                                         (340,851)            (714,415)
                                                                            ---------------       --------------

                    Total stockholder's deficit                                (59,134,164)         (63,436,382)
                                                                            ---------------       --------------

                    Total liabilities and stockholder's deficit              $ 216,945,473      $   225,674,144
                                                                            ===============       ==============

The accompanying notes are an integral part of the consolidated financial statements.

                      GLENOIT CORPORATION AND SUBSIDIARIES
             (a wholly-owned subsidiary of Glenoit Universal, Ltd.)
                             (Debtor-in-Possession)
                  Consolidated Statements of Income (Unaudited)


                                                          Three Months Ended                       Nine Months Ended
                                                   ----------------------------------       ---------------------------------------
                                                    October 2,        September 30,           October 2,            September 30,
                                                       1999                2000                  1999                   2000
                                                   ------------      ---------------       ----------------       ----------------
Net sales                                       $   85,978,312       $  98,979,029         $  222,134,884        $   260,274,456

Cost of sales                                       60,081,107          71,143,977            156,998,280            192,687,500
                                                   ------------     ---------------       ----------------       ----------------

          Gross profit                              25,897,205          27,835,052             65,136,604             67,586,956
                                                   ------------     ---------------       ----------------       ----------------

Operating expenses:
     Selling                                         6,494,976           7,020,659             17,944,465             18,516,441
     Administrative                                  7,992,445           9,555,288             26,325,896             28,583,358
     Research and development                        1,083,690           1,071,773              3,123,115              3,382,829
     Restructuring and reorganization charges                -             607,000             13,100,000              1,999,000
                                                   ------------     ---------------       ----------------       ----------------
          Total operating expenses                  15,571,111          18,254,720             60,493,476             52,481,628
                                                   ------------     ---------------       ----------------       ----------------

Income from operations                              10,326,094           9,580,332              4,643,128             15,105,328
                                                   ------------     ---------------       ----------------       ----------------

Other income (expense):
     Interest expense                               (6,637,999)         (5,736,543)           (18,030,471)           (19,448,542)
     Amortization of deferred financing costs         (468,414)           (850,393)            (1,155,952)            (1,851,179)
     Other                                             (24,566)             (6,164)               180,786                669,644
                                                   ------------     ---------------       ----------------       ----------------
          Total other expense                       (7,130,979)         (6,593,100)           (19,005,637)           (20,630,077)
                                                   ------------     ---------------       ----------------       ----------------

Income (loss) before income taxes                    3,195,115           2,987,232            (14,362,509)            (5,524,749)

Income tax expense (benefit)                         1,389,788             733,838             (5,099,898)            (1,596,095)
                                                   ------------     ---------------       ----------------       ----------------

Net income (loss)                                 $  1,805,327        $  2,253,394           $ (9,262,611)          $ (3,928,654)
                                                   ============     ===============       ================       ================

The accompanying notes are an integral part of the consolidated financial statements.
                                       4

                      GLENOIT CORPORATION AND SUBSIDIARIES
             (a wholly-owned subsidiary of Glenoit Universal, Ltd.)
           Consolidated Statement of Stockholder's Deficit (Unaudited)
                             (Debtor-in-Possession)
                  for the nine months ended September 30, 2000


                                                                                Accumulated
                          Shares of              Additional                     Other
                          Common      Common     Paid-in         Accumulated    Comprehensive
                          Stock       Stock      Capital         Deficit        Loss                  Total
                          ----------  -------    -----------     ------------   ----------------      ----------
Balance as of
   January 1, 2000            1,000    $   10    $ 1,461,713    $ (60,255,036)   $ (340,851)      $ (59,134,164)

Net loss                                                           (3,928,654)                       (3,928,654)

Accumulated Other
   Comprehensive
   Income (Loss)                                                                   (373,564)           (373,564)
                          ----------  ---------  ------------   -------------    ----------    ----------------

Balance as of
  September 30, 2000          1,000    $   10    $ 1,461,713    $ (64,183,690)   $ (714,415)      $ (63,436,382)
                          ==========  =========  ============   =============   ===========    ================


           Consolidated Statement of Comprehensive Loss (Unaudited)

                                                           Nine Months Ended
                                                   -----------------------------------
                                                      October 2,       September 30,
                                                         1999              2000
                                                   ------------------  ---------------
Net loss                                           $ (9,262,611)       $ (3,928,654)

Other comprehensive income (loss), net of tax:
   Currency translation adjustment                      231,020            (227,874)
                                                   ------------------  ----------------

Comprehensive loss                                 $ (9,031,591)       $ (4,156,528)
                                                   ==================  ================


The accompanying notes are an integral part of the consolidated financial statements.

                   GLENOIT CORPORATION AND SUBSIDIARIES
                     (a wholly-owned subsidiary of Glenoit Universal, Ltd.)
                          (Debtor-in-Possession)
                        Consolidated Statements of Cash Flows (Unaudited)

                                                                                  Nine Months Ended
                                                                       --------------------------------------
                                                                         October 2,            September 30,
                                                                            1999                   2000
                                                                       ---------------        ---------------
Cash flows from operating activities:
     Net loss                                                           $  (9,262,611)          $  (3,928,654)
     Adjustments to reconcile net loss to net cash
        used in operating activities:
          Depreciation and amortization                                     9,019,764              10,216,587
          Restructuring Charge                                             13,100,000              (1,210,000)
          Gain on sale of property and equipment                              (50,439)               (496,961)
          Effect of foreign currency exchange rate                            363,812                (373,564)
          Changes in operating assets and liabilities:
             Trade and other receivables                                  (18,890,554)            (12,630,760)
             Inventories                                                  (19,139,861)             (8,166,054)
             Prepaid expenses and other assets                               (807,403)             (3,721,022)
             Due to Holdings                                               (2,365,888)                 85,086
             Accounts payable                                               4,533,231               3,445,321
             Accrued expenses and other liabilities                          (970,492)              8,367,700
                                                                           ------------        ---------------
               Net cash used in operating activities                      (24,470,441)             (8,412,321)
                                                                           ------------        ---------------

Cash flows from investing activities:
   Purchases of acquired businesses, net of cash acquired                 (59,548,691)                    -
   Purchases of and additions to property, plant and equipment             (6,448,271)             (2,114,046)
   Proceeds from sale of property and equipment and refunds of
          deposits                                                            639,706                 785,106
                                                                           ------------        ---------------
               Net cash used in investing activities                      (65,357,256)             (1,328,940)
                                                                           ------------        ---------------

Cash flows from financing activities:
   Proceeds from line of credit and issuance of debt, net                  95,617,501              10,000,000
   Repayments of long-term debt                                                                    (1,659,795)
   Payments for financing costs                                            (5,368,755)               (350,000)
                                                                           ------------        ---------------
               Net cash provided by financing activities                   90,248,746               7,990,205
                                                                           ------------        ---------------

               Net increase (decrease) in cash and cash equivalents          421,049               (1,751,056)

Cash and cash equivalents at beginning of period                             339,700                2,015,080
                                                                           ------------        ---------------

Cash and cash equivalents at end of period                             $     760,749            $     264,024
                                                                           ============        ===============

The accompanying notes are an integral part of the consolidated financial statements.

                      GLENOIT CORPORATION AND SUBSIDIARIES
             (a wholly-owned subsidiary of Glenoit Universal, Ltd.)
                             (Debtor-in-Possession)
             Notes to Consolidated Financial Statements (Unaudited)

1.       SIGNIFICANT ACCOUNTING POLICIES

         Basis of Presentation

         The accompanying unaudited condensed consolidated financial statements of Glenoit Corporation and subsidiaries (collectively the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending December 30, 2000. The unaudited financial statements should be read in conjunction with the audited financial statements and footnotes thereto for the fiscal year ended January 1, 2000. On August 8, 2000, Glenoit Universal, Ltd., the Company and six of its operating subsidiaries filed for protection under Chapter 11 of the U. S. Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. (See Note 4 and Note
         10). This matter raises substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements reflect the Company's position as a debtor-in-possession but do not include any adjustments that might result from the outcome of this uncertainty. Accordingly, the consolidated financial statements of the Company have been prepared in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7"). The Plan of Reorganization and other actions during the Chapter 11 case could change materially the amounts currently recorded in the consolidated financial statements.

         Consolidation

         Prior to September 1997, the accompanying financial statements included the accounts of Glenoit Corporation and its wholly-owned subsidiaries Glenoit Mills, Inc. ("Mills"), Tarboro Properties, Inc. ("Tarboro"), and Glenoit Asset Corporation, Inc. ("Glenoit Asset Corporation"). In September 1997, Glenoit Corporation merged with Mills and Tarboro. In addition, Glenoit Corporation's newly formed wholly-owned subsidiary, Glenoit Corporation of Canada ("Glenoit Canada") acquired the assets of Collins & Aikman Canada Inc. On October 2, 1998, the Company acquired all the capital stock of American Pacific Enterprises, Inc. On February 12, 1999, the Company acquired all the outstanding shares of capital stock of Ex-Cell Home Fashions, Inc. (See Note 7). Accordingly, at September 30, 2000, the accompanying financial statements include the accounts of Glenoit Corporation and its wholly-owned subsidiaries Glenoit Canada, American Pacific

                      GLENOIT CORPORATION AND SUBSIDIARIES
                             (Debtor-in-Possession)
             (a wholly-owned subsidiary of Glenoit Universal, Ltd.)
             Notes to Consolidated Financial Statements (Unaudited)

1.       SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Enterprises, Inc., Glenoit Asset Corporation and Ex-Cell Home Fashions, Inc. The Company is a wholly-owned subsidiary of Glenoit Universal, Ltd. ("Holdings").

         Adoption of New Accounting Pronouncements

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133") which was later amended by SFAS No. 138. SFAS No. 133, as amended, establishes standards related to the recording and reporting of derivative instruments. The FASB recently delayed the required implementation of SFAS No. 133 until fiscal year 2001. The Company has an interest rate hedge agreement but does not believe that the future impact of SFAS No. 133 will be material to its financial position or results of operations.

2.       RELATED PARTY TRANSACTIONS

         In January 1999, the Company loaned an officer $150,000 and created an unsecured note receivable which was repaid in February 1999.

3.       INVENTORIES

         Inventories are summarized as follows:
                                        January 1, 2000    September 30, 2000
                                        -----------------  -------------------
                                                                  (Unaudited)

        Raw materials                         $9,269,434           $8,603,112
        Work-in-process                        4,985,545            4,980,084
        Finished goods                        36,719,946           45,557,783
                                        -----------------  -------------------

                  Total inventories          $50,974,925          $59,140,979
                                        =================  ===================

                      GLENOIT CORPORATION AND SUBSIDIARIES
                             (Debtor-in-Possession)
             (a wholly-owned subsidiary of Glenoit Universal, Ltd.)
             Notes to Consolidated Financial Statements (Unaudited)

4.       LONG-TERM DEBT

         As of January 1, 2000 and September 30, 2000, long-term debt consisted of the following:

                                                January 1,       September 30,
                                                  2000               2000
                                                  -----              ----
                                                                 (unaudited)
            Senior credit facility.............  $142,681,953   $151,022,158
            11% Senior subordinated notes .....    95,000,000     95,000,000
                                                 ------------   ------------
                 Total debt....................   237,681,953    246,022,158
            Subject to compromise..............             -     95,000,000
            Less current portion ..............   237,681,953    151,022,158
                                                 ------------   ------------
                                                 $          0   $          0
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

                      GLENOIT CORPORATION AND SUBSIDIARIES
                             (Debtor-in-Possession)
             (a wholly-owned subsidiary of Glenoit Universal, Ltd.)
             Notes to Consolidated Financial Statements (Unaudited)

4.         LONG TERM DEBT (Continued)

         As further discussed in Note 7, the Company acquired all outstanding shares of capital stock of Ex-Cell Home Fashions, Inc. on February 12, 1999. In connection with that acquisition, the Company amended and restated the Facility to increase the borrowing availability to $200 million. The additional availability was reduced to $175 million in connection with the June, 1999 amendment discussed below and comprised of (i) $65.0 million as the Working Capital Commitment, subject to the Borrowing Base as defined, (ii) $40.0 million Term A loan and (iii) $70.0 million Term B loan. The borrowings under both the Working Capital Commitment and Term A loan, as amended, bore interest at the Base Rate plus 2.25% or the Eurodollar Rate plus 3.50%. Advances under the Term B loan bear interest at the Base Rate plus 3.00% or the Eurodollar Rate plus 4.25%. Beginning in July 1999, the interest rate charged on the Term A and Working Capital Commitment borrowings could decrease by 1.0% if certain financial ratios are met. Principal payments on the Term A and Term B loans began on September 30, 1999 at a total of $1.7 million per quarter and increase over the lives of the loans. Borrowings under the Term A loan and Working Capital Commitment are required to be fully repaid by December 31, 2003 and borrowings under the Term B loan are required to be fully repaid by June 30, 2004. On the date of the Ex-Cell acquisition, the Term A and Term B loans were fully drawn. The bank also extended up to a total of $5 million in letters of credit to the Company; however, the amount was limited to the amount of the unused Working Capital Commitment.

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

                      GLENOIT CORPORATION AND SUBSIDIARIES
             (a wholly-owned subsidiary of Glenoit Universal, Ltd.)
                             (Debtor-in-Possession)
             Notes to Consolidated Financial Statements (Unaudited)

4.         LONG TERM DEBT (Continued)

         Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. On August 9, 2000, the Company filed its amended plan of reorganization that was pre- approved by its banks and holders of the Senior Subordinated Notes in a format known as a "pre-packaged" bankruptcy. The plan of reorganization calls for the payment of 17 cents for every dollar of principal outstanding under the Senior Subordinated Notes while vendors will be paid in the ordinary course without interruption. However, the Company recently announced that the possible confirmation of the plan of reorganization has been delayed to allow the Company time to resolve outstanding issues with its equity sponsor, secured lenders and bondholders. Holders of approximately 83% of the principal balance of the Senior Subordinated Notes signed lock-up letters whereby they agreed to support the current plan of reorganization until November 15, 2000. Currently, no new plan of reorganization has been filed with the Court. The Company is currently reviewing strategic options including discussions with additional investors to identify a revised plan that will allow the Company to exit from Chapter 11. The Company's operations during the bankruptcy proceeding will be funded by a $65 million Debtor-in-possession credit facility ("DIP Facility"). The DIP Facility's initial term is through December 29, 2000. The Company is negotiating with its lending group to extend the DIP Facility. Even though discussions are on-going, there can be no assurance that the Company will obtain this extension if it becomes necessary. The DIP Facility's availability is based on a "borrowing base", similar to the Facility, plus an overadvance rate of up to $13 million less outstanding letters of credit less $47 million of pre-petition borrowings under the Working Capital Commitment plus cash held in a special blocked account. As of November 13, 2000, there were no borrowings outstanding under the DIP Facility and total availability was approximately $24.5 million.

         Additionally, the Company plans to continue to pay interest on the outstanding principal balances of the Working Capital Commitment, Term A loan and Term B loan. Loans under the Working Capital Commitment and Term A loan will bear interest at the Base Rate plus 2.25% or the Eurodollar Rate plus 3.50%. Advances made under the Term B loan bear interest at the Base Rate plus 3.00% or the Eurodollar Rate plus 4.25%. However, the Company will not be required to make principal amortization payments during the Chapter 11 proceedings. Loans outstanding under the DIP Facility will bear interest at the Base Rate plus 2.25% or the Eurodollar Rate plus 3.50%. On August 8, 2000, the Company also announced that it successfully negotiated $169 million of exit financing with the same bank group that is expected to be available to the Company upon emergence from Chapter 11.

                  GLENOIT CORPORATION AND SUBSIDIARIES
             (a wholly-owned subsidiary of Glenoit Universal, Ltd.)
                             (Debtor-in-Possession)
             Notes to Consolidated Financial Statements (Unaudited)

4.   LONG-TERM DEBT (Continued)

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

         The Senior Subordinated Notes are fully and unconditionally guaranteed, on a joint and several basis, by Glenoit Asset Corporation, American Pacific Enterprises, Inc. and, as of February 12, 1999, Ex-Cell Home Fashions, Inc. (together the "Subsidiary Guarantors"). Glenoit Asset Corporation's operations consist solely of leasing certain trademarks and other intangibles to Glenoit Corporation. Accordingly, Glenoit Asset Corporation's assets and operations consist primarily of intercompany assets and operations with Glenoit Corporation. Glenoit Canada and the foreign subsidiaries of APE and Ex-Cell, (together the "Subsidiary Non-Guarantors") do not guarantee the Senior Subordinated Notes. The financial information of the subsidiary guarantors for these periods has been excluded because management believes that this information is not material to investors.

         The following tables present summarized balance sheet information of Glenoit Corporation, the Subsidiary Guarantors, and Subsidiary Non-Guarantors as of September 30, 2000 and the related summarized operating statement and cash flow statement information for the period then ended. The Company believes that separate financial statements and other disclosures regarding the Subsidiary Guarantors, are not material to investors. Summarized balance sheet information, in thousands, as of September 30, 2000 is as follows (unaudited):

                  GLENOIT CORPORATION AND SUBSIDIARIES
             (a wholly-owned subsidiary of Glenoit Universal, Ltd.)
                             (Debtor-in-Possession)
             Notes to Consolidated Financial Statements (Unaudited)

4.   LONG-TERM DEBT (Continued)

                                         Glenoit   Subsidiary   Subsidiary
                                      Corporation  Guarantors   Non-Guarantors       Eliminations    Consolidated
Cash and cash equivalents..............    $ (353)        $  (248)      $  865          $    -          $   264
Accounts and other receivables, net....    16,890          22,741        2,884               -           42,515
Inventories............................    10,984          44,875        3,282               -           59,141
Other current assets...................     8,686          (1,047)         114               -            7,753
                                          --------       --------     --------        ----------      ---------
     Total current assets..............    36,207          66,321        7,145                 0        109,673
Property, plant and equipment, net.....    28,950          22,425        9,145               -           60,520
Other assets...........................   190,308         111,747        2,254          (248,828)        55,481
                                          --------       --------     --------        ----------      ---------
     Total assets......................  $255,465        $200,493      $18,544         $(248,828)      $225,674
                                          ========       ========     ========        ==========       ========

Accounts payable.......................    $4,284          $7,101       $2,122          $    -          $13,507
Other current liabilities..............   139,947          35,581       (8,630)              -          166,898
                                          --------       --------     --------        ----------      ---------
     Total current liabilities.........   144,231          42,682       (6,508)               0         180,405
Long-term debt.........................    72,304            -           3,149          (75,453)             -
Liabilities subject to compromise......   100,799            -              -                -          100,799
Other long-term liabilities............       853           6,920          133               -            7,906
Stockholders equity (deficit)..........   (62,722)        150,891       21,770         (173,375)        (63,436)
                                          --------       --------     --------        ----------      ---------
     Total liabilities and equity......  $255,465        $200,493      $18,544        $(248,828)       $225,674
                                          ========       ========     ========        ==========       ========


     Summarized operating statements information, in thousands, for the nine months ended September 30, 2000 is as follows:

                                       Glenoit     Subsidiary       Subsidiary
                                   Corporation     Guarantors   Non-Guarantors    Eliminations        Consolidated
Net sales........................     $96,031     $152,341        $29,135           $(17,233)            $260,274
Cost of sales....................      75,391      110,367         24,162            (17,233)             192,687
                                       ------      -------         ------           --------              -------
Gross profit.....................      20,640       41,974          4,973                  0               67,587
Operating expenses...............      18,775       32,867            840                  -               52,482
Royalty income (expense).........      (5,577)       5,577              -                  -                    -
                                       ------      -------         ------           --------              -------
Income (loss) from operations....      (3,712)      14,684          4,133                  0               15,105
Interest expense (income)........      21,072       (1,672)            49                  -               19,449
Other expense (income)...........     (11,315)      (2,727)            19             15,204                1,181
Income taxes(benefit)............      (9,540)       6,563          1,381                  -               (1,596)
                                       ------      -------         ------           --------              -------
     Net income(loss).............    $(3,929)     $12,520         $2,684          $(15,204)               (3,929)
                                      ========     =======         ======          =========              =======

                  GLENOIT CORPORATION AND SUBSIDIARIES
             (a wholly-owned subsidiary of Glenoit Universal, Ltd.)
                             (Debtor-in-Possession)
             Notes to Consolidated Financial Statements (Unaudited)

4.   LONG-TERM DEBT (Continued)


     Summarized cash flow statement information, in thousands, for the nine months ended September 30, 2000 is as follows:

                                       Glenoit   Subsidiary       Subsidiary
                                   Corporation   Guarantors   Non-Guarantors    Eliminations     Consolidated
Cashflows from operating
activities..........................  $(12,345)       $5,003        $(1,070)      $   -                 $(8,412)
Cashflows used in investing.........       (58)       (1,124)          (147)          -                  (1,329)
Cashflows from financing
activities..........................    11,981        (3,991)              -          -                   7,990
                                     ---------       --------      ----------    -----------            ----------
Net increase(decrease) in cash......     (422)          (112)        (1,217)          0                  (1,751)
Cash at beginning of period.........       69           (136)         2,082           -                   2,015
                                     ---------       --------      ----------    -----------            ----------
Cash at end of period...............   $(353)         $ (248)         $ 865       $   0                  $  264
                                     =========       ========      ==========    ===========            ==========


     Summarized operating statements information, in thousands, for the nine months ended October 2, 1999 is as follows:

                                         Glenoit      Subsidiary       Subsidiary
                                      Corporation     Guarantors    Non-Guarantors   Eliminations     Consolidated
Net sales...........................    $91,043      $118,985        $18,107          $(6,000)        $222,135
Cost of sales.......................     66,673        81,634         14,691           (6,000)         156,998
                                        --------       ------         ------          -------          -------
Gross profit........................     24,370        37,351          3,416                0           65,137
Operating expenses..................     31,624        27,854          1,016                -           60,494
Royalty income (expense)............     (5,822)        5,822             -                 -                -
                                        -------        ------         ------          -------          -------
Income (loss) from operations.......    (13,076)       15,319          2,400                0            4,643
Interest expense (income)...........     19,303        (1,446)           173                -           18,030
Other expense (income)..............    (10,872)         (653)           (56)          12,557              976
Income taxes (benefit)..............    (12,244)        6,341            803                -           (5,100)
                                        --------     --------        -------         --------         --------
Net income (loss)...................   $ (9,263)      $11,077         $1,480         $(12,557)         $(9,263)
                                        =========    ========        =======        =========         ========

Summarized cash flow statement information, in thousands, for the nine months ended October 2, 1999 is as follows:

                                         Glenoit      Subsidiary       Subsidiary
                                     Corporation      Guarantors   Non-Guarantors   Eliminations  Consolidated
Cashflows from operating
activities..........................  $(19,733)      $(3,028)         $(1,710)        -        $(24,471)
Cashflows used in investing
    Activities......................   (63,767)       (1,488)            (102)        -         (65,357)
Cashflows from financing
activities..........................    83,433         5,060            1,756         -          90,249
                                        ------         -----            -----        ------      -------
Net increase (decrease) in
cash................................      (67)           544              (56)        0             421
Cash at beginning of period.........       39            179              122         -             340
                                        ------         -----            -----        ------      -------
Cash at end of period...............    $ (28)         $ 723            $  66        $  0        $ 761
                                        ======         =====            =====        ======      =======

                      GLENOIT CORPORATION AND SUBSIDIARIES
                             (Debtor-in-Possession)
             (a wholly-owned subsidiary of Glenoit Universal, Ltd.)
             Notes to Consolidated Financial Statements (Unaudited)

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

         However, Holdings must pay interest in cash on certain of the Shareholder Notes if defined levels of consolidated cash flows of Holdings are attained. Annual interest payments during the next five years are approximately $2.6 million per year, excluding interest on notes that may be issued to pay interest. Assuming Holdings makes all interest payments related to the Shareholder Notes with additional notes, the Company's ultimate distribution of dividends in order for Holdings to meet its existing debt obligations is expected to be approximately $63 million beginning December 2004 through December 2005. However, the Company may be required to declare dividends in order for Holdings to fund certain of its obligations in cash as discussed above. Such amounts could approximate $3 million in the aggregate and are due through December 2004, if the defined levels of consolidated cash flow of Holdings are met. In connection with the plan of reorganization as filed with the bankruptcy court, the Shareholder Notes would be extinguished without any compensation to the holders.

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

                      GLENOIT CORPORATION AND SUBSIDIARIES
             (a wholly-owned subsidiary of Glenoit Universal, Ltd.)
                             (Debtor-in-Possession)
             Notes to Consolidated Financial Statements (Unaudited)

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

         Consistent with the year ending January 1, 2000, the Company provided a valuation allowance for net operating losses generated in North Carolina and New York which are not currently anticipated to be utilized. During the first nine months of 2000, the allowance was increased $250,000. The Company estimates its annual effective income tax rate to be a benefit of approximately 29%.

         For tax purposes, the discharge of the liabilities pursuant to a Chapter 11 proceeding will result in income that is excluded from the Company's taxable income. However, certain of the Company's tax attributes, including net operating loss carryforwards and tax credits, must be reduced by the amount of cancellation of debt income. To the extent the amount excluded exceeds these tax attributes, the tax basis in the Company's property must be reduced by the amount of the excluded cancellation of debt income. It is estimated that after the reorganization, the Company will not have any net operating loss carryovers with any remaining gain reducing its tax basis in plant and equipment.

7.       ACQUISITIONS

         On October 2, 1998, the Company acquired all the capital stock of American Pacific Enterprises, Inc. ("APE") for approximately $39.1 million, including fees and expenses, subject to post-closing adjustments. In addition, approximately $16.6 million of indebtedness of APE was extinguished by the Company in connection therewith. The purchase agreement also includes additional payments to the former owners of APE if certain earning targets for APE's operations are met during 1998 and 1999. For fiscal 1998, approximately $12.3 million was paid to the former owners and current employees during April 1999. Of this amount, approximately $3.5 million was paid to current employees and expensed during 1998. The remaining $8.8 million was recorded as additional purchase price. Based on APE's projected operating results through the first three quarters of 1999, the Company recorded approximately $.7 million of compensation expense related to this agreement. However, based on the full year of APE's 1999 operating results, this charge was later reversed and no compensation expense was recorded for the twelve months ended January 1, 2000. APE is a leading designer, importer and marketer of decorative textile home furnishings, principally quilts and specialty decorative bedding items. The purchase price allocation attributed approximately $31.8 million to net working capital items, approximately $1.3 million to

                      GLENOIT CORPORATION AND SUBSIDIARIES
             (a wholly-owned subsidiary of Glenoit Universal, Ltd.)
                             (Debtor-in-Possession)
             Notes to Consolidated Financial Statements (Unaudited)

7.       ACQUISITIONS (Continued)

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

                                                     Nine Months  Ended
                                                        October 2,
                                                           1999
                                                           ----
                                                           (Unaudited)
                Net sales                                 $230,900,000
                                                          ============
                Net loss                                   (8,100,000)
                                                          ============

         These proforma results do not purport to be indicative of the results that would have actually been obtained if Ex-Cell had been acquired as of January 3, 1999 or results of future periods.

                      GLENOIT CORPORATION AND SUBSIDIARIES
             (a wholly-owned subsidiary of Glenoit Universal, Ltd.)
                             (Debtor-in-Possession)
             Notes to Consolidated Financial Statements (Unaudited)

8.       RESTRUCTURING AND REORGANIZATION CHARGES

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

         In accordance with certain guidelines within the United States Bankruptcy Court for the District of Delaware, the Company was able to reject certain leases associated with excess properties that do not benefit their operations. On September 19, 2000, the Company filed a motion to reject the leases related to the Tennessee operations as well as its decorative pillow operations in Miami, Florida. On October 19, 2000, these motions were approved by the Court.

         As discussed above, the Company had already decided to abandon the Tennessee operation and recorded a restructuring charge to cover, among other things, the present value of its lease obligations and future carrying costs. As a result of the approved motion, upon confirmation of the Company's plan of reorganization, the Company will pay the landlord approximately $600,000 as a termination fee. The Company will stop paying monthly rent when the Company has removed any remaining machinery or equipment which is estimated to be November 30, 2000. Therefore, during the third quarter of 2000, the Company has reversed approximately $2.9 million of excess reserves that were originally provided to cover restructuring costs through August 2007.

         The Company also rejected its lease related to its decorative pillow operations in Miami, Florida. On September 21, 2000, the Company notified substantially all employees at the facility that they would be terminated as of November 20, 2000. The Company will operate this facility through November and transfer all equipment to its operations in Goldsboro, North Carolina. Accordingly, the Company has accrued for any related severance and the estimated lease termination fee of approximately $300,000. The

                      GLENOIT CORPORATION AND SUBSIDIARIES
             (a wholly-owned subsidiary of Glenoit Universal, Ltd.)
                             (Debtor-in-Possession)
             Notes to Consolidated Financial Statements (Unaudited)

8.       RESTRUCTURING AND REORGANIZATION CHARGES (Continued)

         Company also wrote off approximately $600,000 of capitalized leasehold improvements that were being depreciated over the original lease term. The components of the Company's restructuring charges are as follows (in thousands):

                                                     Original      Usage      Adjustment   Additional    Remaining
                                                      Reserve                                             Reserve
          Anticipated   expenditures   related  to
          operating leases for plant and equipment    $7,323    $(1,787)      $(1,586)     (2,610)          $1,340
          Anticipated severance benefits                 850       (850)            0         800              800
                                                    --------    --------       --------    --------        --------
                                                      $8,173    $(2,637)      $(1,586)     (1,810)          $2,140
                                                      ======    ========      ========     =======          ======

         It is anticipated that these lease rejection fees will be paid in full after the plan of reorganization becomes effective. Also, included in the reorganization charges are expenses accrued to third party financial and legal advisors totaling $1.8 million and $3.2 million for the three months and nine months ended September 30, 2000, respectively.

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

                      GLENOIT CORPORATION AND SUBSIDIARIES
             (a wholly-owned subsidiary of Glenoit Universal, Ltd.)
                             (Debtor-in-Possession)
             Notes to Consolidated Financial Statements (Unaudited)


9.       OPERATING SEGMENTS (Continued)

                                                            Third Quarter Ended
                                                      -------------------------------
                                                       October 2,      September 30,
                                                             1999               2000
                                                             ----               ----
           Net sales
                Decorative Home Furnishings               $63,801            $78,252
                Fabric..............................       22,839             21,441
                Intercompany........................         (662)              (714)
                                                           ------            -------

                     Consolidated...................      $85,978            $98,979
                                                          =======            =======

           Operating income (loss)
                Decorative Home Furnishings                $7,340             $8,129
                Fabric..............................        5,194              5,063
                Corporate/Other.....................       (2,208)            (3,612)
                                                          -------            -------
                     Consolidated...................      $10,326             $9,580
                                                          =======             ======

           Depreciation and amortization
                Decorative Home Furnishings                $1,704             $1,700
                Fabric..............................          986                944
                Corporate/Other...................            303                972
                                                          -------            -------
                     Consolidated...................       $2,993             $3,616
                                                           ======             ======

                                                              Nine Months Ended
                                                       ---------------------------------------
                                                        October 2,      September 30,
                                                              1999               2000
                                                              ----               ----
           Net sales
                Decorative Home Furnishings               $160,521           $208,556
                Fabric...............................       62,987             54,159
                Intercompany.........................       (1,373)            (2,441)
                                                            ------           --------
                     Consolidated....................     $222,135           $260,274
                                                          ========           ========

           Operating income (loss)
                Decorative Home Furnishings                $14,717            $17,309
                Fabric...............................       (3,638)             6,997
                Corporate/Other......................       (6,436)            (9,201)
                                                           =======            =======
                     Consolidated....................       $4,643            $15,105
                                                           =======            =======

           Depreciation and amortization
                Decorative Home Furnishings                 $4,243             $5,112
                Fabric...............................        3,213              2,892
                Corporate/Other......................        1,564              2,213
                                                            -------           -------
                     Consolidated....................       $9,020            $10,217
                                                            =======           =======

                                                             September 30,
                                                                  2000
                                                               ------------
           Inventory and accounts receivable
                Decorative Home Furnishings                      $87,116
                Fabric...............................              7,263
                                                                 ---------
                     Consolidated...................             $94,379
                                                                 =========

                      GLENOIT CORPORATION AND SUBSIDIARIES
             (a wholly-owned subsidiary of Glenoit Universal, Ltd.)
                             (Debtor-in-Possession)
             Notes to Consolidated Financial Statements (Unaudited)

10.      LIABILITIES SUBJECT TO COMPROMISE

         On August 8, 2000, the Company announced that it had terminated a tender offer and related solicitation of consents to certain proposed amendments for its 11% Senior Subordinated Notes. The Company also announced that it filed for protection under Chapter 11 of the U. S. Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. On August 9, 2000, the Company filed its amended plan of reorganization that was pre-approved by its banks and bondholders in a format known as a "pre-packaged" bankruptcy. The amended plan of reorganization allows for the Company to pay its vendors in the ordinary course of operations and on normal trade terms without interruption. However, the Company recently announced that the possible confirmation of the plan of reorganization has been delayed to allow the Company time to resolve outstanding issues with its equity sponsor, secured lenders and bondholders. Holders of approximately 83% of the principal balance of the Senior Subordinated Notes signed lock-up letters whereby they agreed to support the current plan of reorganization until November 15, 2000. Currently, no new plan of reorganization has been filed with the Court. The Company is currently reviewing strategic options including discussions with additional investors to identify a revised plan that will allow the Company to exit from Chapter 11.

         Under the amended plan of reorganization and based on motions approved by the bankruptcy court, the Company was allowed to pay all outstanding pre-petition claims in the ordinary course and without interruption except for the principal and accrued interest associated with the Senior Subordinated Notes. As of August 8, 2000, there was $95 million of principal amount and $8.5 million of accrued interest not yet paid related to the Senior Subordinated Notes. In addition, there was approximately $2.7 million of unamortized deferred financing costs related to the Senior Subordinated Notes. In accordance with generally accepted accounting principles, the unamortized deferred financing costs have been netted against the outstanding principal balance and accrued interest as of August 8, 2000 to determine the level of "liabilities subject to compromise". "Liabilities subject to compromise" refers to liabilities incurred prior to the commencement of the Chapter 11 case and represent the Company's estimate of known or potential claims to be resolved in connection with the Chapter 11 case. Such claims remain subject to future adjustment based on actions of the Bankruptcy Court, treatment under the Plan of Reorganization and other events. The original plan of reorganization calls for a payment of 17 cents for every dollar of principal outstanding under the Senior Subordinated Notes and no payment for accrued interest. Therefore, the Company did not record any additional interest expense on the Senior Subordinated Notes subsequent to August 8, 2000. This amount of interest for the period August 8, 2000 through September 30, 2000 is estimated to be approximately $1.5 million.

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

Recent Developments

On August 8, 2000, the Company announced that it had terminated a tender offer and related solicitation of consents to certain proposed amendments for its 11% Senior Subordinated Notes. The Company also announced that it filed for protection under Chapter 11 of the U. S. Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. On August 9, 2000, the Company filed its amended plan of reorganization that was pre-approved by its banks and bondholders in a format known as a "pre-packaged" bankruptcy. The amended plan of reorganization allows for the Company to pay its vendors in the ordinary course of operations and on normal trade terms without interruption. However, the Company recently announced that the possible confirmation of the plan of reorganization has been delayed to allow the Company time to resolve outstanding issues with its equity sponsor, secured lenders and bondholders. Holders of approximately 83% of the principal balance of the Senior Subordinated Notes signed lock-up letters whereby they agreed to support the current plan of reorganization until November 15, 2000. Currently, no new plan of reorganization has been filed with the Court. The Company is currently reviewing strategic options including discussions with additional investors to identify a revised plan that will allow the Company to exit from Chapter 11.

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

Results of Operations

Net sales for the quarter ended September 30, 2000, increased to $99.0 million or 15.1% compared to $86.0 million during the comparable quarter in the prior year. The increase in net sales occurred in the Decorative Home Furnishings segment which increased from $63.8 million in the third quarter of 1999 to $78.3 million in 2000. The increase in net sales was the result of increased sales of rugs, quilts and specialty bedding items. These increases in sales of home furnishing items were slightly offset by a decline in sales of the Fabric Division to $21.4 million from $22.8 million. This decrease was due to continued softness in the product category.

Net sales for the nine months ended September 30, 2000 increased to $260.3 million from $222.1 million in the nine months of 1999. The increase was the result of the sales growth of the Decorative Home Furnishing segment from $160.5 million to $208.5 million and to the inclusion of Ex-Cell for the full first quarter of 2000. Year-to-date sales for the Fabric Division declined to $54.2 million from $63.0 million in the first nine months of 1999.

Gross profit for the quarter ended September 30, 2000 was $27.8 million or 28.1% of net sales compared to $25.9 million or 30.1% of net sales for the same period last year. The Fabric Division's results were negatively impacted by decreased volume and manufacturing inefficiencies which resulted in a low absorption of overhead costs decreasing gross margin to $4.4 million from $7.5 million. Gross margin in the third quarter of 1999 was negatively impacted by $0.5 million of additional cost of sales related to the sale of Ex-Cell's inventory that had been written up at the time of acquisition in accordance with generally accepted accounting principles. Gross margin in the Decorative Home Furnishings segment increased to $23.1 million from $18.5 million.

Gross profit for the first nine months of 2000 was $67.6 million as compared to $65.1 million in 1999. The increase in gross profit was related to the Decorative Home Furnishings segment. Gross margin was negatively impacted by $2.2 million year-to-date October 2, 1999 as a result of Ex-Cell's inventory write-up. These gains were offset by the decrease in gross profit in the Fabric Division to $10.3 million in 2000 from $16.5 million for the first nine months of 1999 as a result of decreased volume and manufacturing inefficiencies.

Operating expenses, excluding restructuring and reorganization charges, for the quarter ended September 30, 2000, were $17.6 million compared to $15.6 million in the third quarter of the prior year. Operating expenses, excluding restructuring and reorganization charges, for the nine months ended September 30, 2000 totaled $50.5 million as compared to $47.4 million for 1999. During the third quarter, the Company filed motions to reject two property leases as allowed under the bankruptcy code. One of the rejected leases related to the shutdown Tennessee operation and this resulted in recording income of $2.9 million because the Company had previously accrued for lease payments through August 2007. The other rejected lease related to a decorative pillow operation in Miami, Florida. Substantially all employees in this facility will be terminated by November 21, 2000 and any related severance was accrued. In addition, the Company wrote-off previously capitalized leasehold improvements. The Company has also incurred financial and legal advisory fees directly related to the bankruptcy totaling $1.8 million and $3.2 million for the three months and nine months ended September 30, 2000, respectively. Operating expenses for 1999 include a $13.1 million restructuring charge recorded in the first quarter related to the consolidation of manufacturing facilities in the Fabric Division as discussed in "Recent Developments". In addition to the restructuring charge, dollar increases in 2000 relate to the operating expenses of Ex-Cell for the first full quarter of 2000. Through the first two quarters of 1999, the Company had recorded $1.7 million of compensation charges related to the APE purchase agreement. During the third quarter of 1999, the Company reversed $1 million of this expense resulting in year-to-date October 2, 1999 expense of $0.7 million. However, based on the full year of APE's 1999 operating results, this charge was later reversed and no compensation expense was recorded for the twelve months ended January 1, 2000.

The Company reported operating income of $9.6 million for the third quarter ended September 30, 2000 compared to operating income of $10.3 million in the prior year and operating income for the nine months ended September 30, 2000 of $15.1 compared to an operating income of $4.6 million in 1999 as a result of factors described above.

Interest expense for the quarter ended September 30, 2000, was $5.7 million compared to $6.6 million for the same period last year. Interest expense decreased as a result of not recording any interest on the 11% Senior Subordinated Notes subsequent to the August 8, 2000 bankruptcy filing. Year-to-date interest expense in 2000 was $19.4 million compared to $18.0 million in 1999. Interest expense has increased due to higher levels of debt as a result of the Ex-Cell acquisition and higher interest rates which was slightly offset by the reduced interest expense associated with the 11% Senior Subordinated Notes.

Net income for the quarter ended September 30, 2000, was $2.2 million compared to net income of $1.8 million the prior year. Net loss for the nine months ended September 30, 2000 was $3.9 million compared to a net loss of $9.3 million in the prior year.

Liquidity and Capital Resources

The Company relies on internally generated cash flow from operations, supplemented by borrowings under its senior credit facility, DIP financing and vendor financing to meet its debt service requirements, capital expenditures and working capital needs. The Company is highly leveraged.

On April 1, 1997, the Company issued $100 million of senior subordinated notes (the "Notes"). Concurrently with the issuance of the Notes, the Company entered into a $70 million senior credit facility ("the New Credit Facility") with a syndicate of lenders led by BNP Paribas, pursuant to which the Company obtained available credit (i) up to $45.0 million for working capital and general corporate purposes (the "Working Capital Commitment"), subject to a Borrowing Base, and (ii) up to $25.0 million for acquisitions (the "Acquisition Commitment"). On October 2, 1998, the new Credit Facility was amended to increase the Acquisition Commitment to $76 million. On October 2, 1998, the Company borrowed approximately $55.7 million under the Acquisition Commitment in connection with the APE Acquisition. In connection with the acquisition of Ex-Cell, the Company amended and restated the New Credit Facility to increase its borrowing availability to $200 million. This additional availability was reduced to $175 million in connection with the June, 1999 amendment discussed below and comprised of (i) $65 million as the Working Capital Commitment, subject to the Borrowing Base, as defined, (ii) $40 million Term A loan, and
(iii) $70 million Term B loan. Principal payments under the Term A and Term B loans began on September 30, 1999 at a total of $1.7 million per quarter and increase over the life of loans. Borrowings under the Term A loan and Working Capital Commitment are required to be fully repaid by December 31, 2003 and borrowings under the Term B loan are required to be fully repaid by June 30, 2004. On the date of the Ex-Cell acquisition, both the Term A and Term B loans were fully drawn. During November 1999, the Company prepaid a total of approximately $1 million of loans outstanding under the Term A and Term B facilities with excess cash proceeds from the sale of fixed assets. A more detailed description of the Notes and the senior credit agreement may be found in the notes to consolidated financial statements.

As a result of certain defaults under the Facility, the Company was prohibited by its lenders from paying $5.25 million of interest due to holders of the Notes. Accordingly, as of April 15, 2000, the Company was in default and remains in default under the terms of the Notes. The Company continued working with its lenders and received various waivers and amendments through August 8, 2000 to enable the Company to operate without the lenders demanding payment on the Facility.

On August 8, 2000, the Company announced that it had terminated a tender offer and related solicitation of consents to certain proposed amendments for the Notes. Also, it was announced that Glenoit Universal, Ltd., the Company and six operating subsidiaries filed for protection under Chapter 11 of the U. S. Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. On August 9, 2000, the Company filed its amended plan of reorganization that was pre-approved by its banks and holders of the Notes in a format known as a "pre-packaged" bankruptcy. The plan of reorganization calls for the payment of 17 cents for every dollar of principal outstanding under the Notes while vendors will be paid in the ordinary course without interruption. However, the Company recently announced that the possible confirmation of the plan of reorganization has been delayed to allow the Company time to resolve outstanding issues with its equity sponsor, secured lenders and bondholders. Holders of approximately 83% of the principal balance of the Notes signed lock-up letters whereby they agreed to support the current plan of reorganization until November 15, 2000. Currently, no new plan of reorganization has been filed with the Court. The Company is currently reviewing strategic options including discussions with additional investors to identify a revised plan that will allow the Company to exit from Chapter 11. The Company's operations during the bankruptcy proceeding will be funded by a $65 million Debtor-in-possession credit facility ("DIP Facility"). The DIP Facility's initial term is through December 29, 2000. The Company is negotiating with its lending group to extend the DIP Facility. Even though discussions are on-going, there can be no assurance that the Company will obtain this extension if it becomes necessary. The DIP Facility's availability will be based on a "borrowing base", similar to the Facility, plus an overadvance rate of up to $13 million less outstanding letters of credit less $47 million of pre-petition borrowings under the Working Capital Commitment plus cash held in a special blocked account. As of November 13, 2000, there were no borrowings outstanding under the DIP Facility and total availability was approximately $24.5 million.

Additionally, the Company will continue to pay interest on the outstanding principal balances of the Working Capital Commitment, Term A loan and Term B loan. Loans under the Working Capital Commitment and Term A loan will bear interest at the Base Rate plus 2.25% on the Eurodollar Rate plus 3.50%. Advances made under the Term B loan bear interest at the Base Rate plus 3.00% or the Eurodollar Rate plus 4.25%. However, the Company will not be required to make principal amortization payments during the Chapter 11 proceedings. Loans outstanding under the DIP Facility will bear interest at the Base Rate plus 2.25% or the Eurodollar Rate plus 3.50%. On August 8, 2000, the Company also announced that it successfully negotiated exit financing with the same bank group that is expected to be available to the Company upon emergence from Chapter 11.

Ex-Cell has a factoring arrangement whereby substantially all of its accounts receivable are assigned and sold without recourse. During November 1999, the Company entered into a factoring agreement for its domestic Fabric Division whereby all pre-approved accounts are assigned without recourse. The Company does retain credit risks on customer orders that were not approved by the factor. As of September 30, 2000, the Company retained credit risk of approximately $3.0 million related to accounts not factored under these two agreements.

Principal and interest payments in respect of the Notes and the New Credit Facility represent significant liquidity requirements for the Company. In addition, the Company will be permitted (but will not be obligated) to make certain payments to Holdings, including payments (i) in respect of principal and interest of the Seller Notes, (ii) to cover certain administrative and operating expenses of Holdings and (iii) to cover certain tax liabilities allocable to the Company, subject in each case to certain conditions as described in the Notes and the New Credit Facility. In connection with the current plan of reorganization, the Seller Notes would be extinguished without any compensation to the holders.

Holdings is a holding company and as a result does not have any substantive assets or operations that generate revenues or cashflows. Accordingly, Holdings relies on the Company's distribution of dividends to meet its obligations, including interest and principal payments. As of September

30, 2000, Holdings has obligations with a face amount of $33.3 million, bearing interest at stated rates between 5% to 12.5%, to shareholders with principal due in 2004 and 2005.

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

During the nine months ended September 30, 2000, net cash used in operating activities was $8.4 million. Receivables increased by $12.6 million, inventories increased by $8.2 million, accrued expenses increased $8.4 million, and accounts payable increased $3.4 million. These increases are primarily to support the sales growth in the Decorative Home Furnishing Segment and to meet the company's seasonal requirements.

Capital Improvements

Capital expenditures for the nine months ended September 30, 2000 were $2.1 million. These additions were related to numerous, small projects in the two operating segments.

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

Quantitative and Qualitative Disclosures About Market Risks

The Company's exposure to market risk relates to changes in interest rates and foreign currency rates. During 1999, the Company entered into an interest rate cap agreement which caps the maximum Eurodollar rate to be paid by the Company at 6.5% on an $82.5 million notional amount. As of September 30, 2000, the market value of this cap was approximately $ .7 million. The Company has not used any other derivative financial instruments. The Company's borrowings under its New Credit Facility bear interest rates based on either a floating Base Rate or the Eurodollar Rate. As of September 30, 2000, the Company had $151.0 million outstanding under its New Credit Facility and DIP Facility with an average interest rate of 10.4%. The Company's other borrowings consist of $95.0 million of senior subordinated debt due on April 2007 at a fixed rate of 11%. The definitive extent of the Company's interest rate risk under the New Credit Facility is not quantifiable or predictable because of the variability of future interest rates and borrowing requirements.

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

PART II - Other Information

ITEM 1:  Legal Proceedings

There have been no material developments in legal proceedings involving the Company or its subsidiaries since the Company's Annual Report on Form 10-K for the year ended January 1, 2000. See "Item 2: Changes in Securities and Use of Proceeds" for a discussion related to the Company filing for protection under Chapter 11 of the U. S. Bankruptcy Code.

ITEM 2:  Changes in Securities and Use of Proceeds

On August 8, 2000, the Company announced that it had terminated a tender offer and related solicitation of consents to certain proposed amendments for its 11% Senior Subordinated Notes (the "Notes"). The Company also announced it filed for protection under Chapter 11 of the U. S. Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. On August 9, 2000, the Company filed an amended plan of reorganization that was pre-approved by its banks and a majority of holders of the Notes in a format known as a "pre-packaged" bankruptcy. The plan calls for payment, upon confirmation, to the holders of the Notes of 17 cents for every dollar of principal outstanding. However, the Company recently announced that the possible confirmation of the plan of reorganization has been delayed to allow the Company time to resolve outstanding issues with its equity sponsor, secured lenders and bondholders. Holders of approximately 83% of the principal balance of the Senior Subordinated Notes signed lock-up letters whereby they agreed to support the current plan of reorganization until November 15, 2000. Currently, no new plan of reorganization has been filed with the Court. The Company is currently reviewing strategic options including discussions with additional investors to identify a revised plan that will allow the Company to exit from Chapter 11.

ITEM 3:  Defaults upon Senior Securities

On April 15, 2000, the Company was prohibited by its bank group from paying $5.25 million of interest due on the Notes and the Company was in default and remains in default under the terms of the Notes. In addition, the Company's filing for protection under Chapter 11 of the U. S. Bankruptcy Code was also a default under the terms of the Notes.

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

    10.14 Amendment No. 5 to the Third Amended and Restated Credit Agreement, dated as of November 19, 1999, among Glenoit Corporation, the banks, financial institutions and other institutional lenders and Banque Nationale de Paris as Agent, is hereby incorporated by reference to Exhibit 10.14 of Glenoit Corporation's Form 10-Q filed on August 24, 1999.

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

    27.1      Financial Data Schedule.

(b)      Reports on Form 8-K
         The Company filed a Form 8-K on August 8, 2000 announcing the bankruptcy filing. The Company also filed a Form 8-K on October 26, 2000 which disclosed the deferral of the confirmation date for the Company's amended plan of reorganization.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:   November 17,2000
                              GLENOIT CORPORATION


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


Dated:   November 17,2000
                              GLENOIT ASSET CORPORATION


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